Form 10-Q
period 2021-06-30
DT Midstream, Inc.
filed 2021-08-06
CIK 1842022

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period ended June 30, 2021
Or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number: 1-40392
DT Midstream, Inc.

Delaware	38-2663964
(State or other jurisdiction of incorporation or organization)	(I.R.S Employer Identification No.)
Registrant's address of principal executive offices: One Energy Plaza, Detroit, Michigan 48226-1279
Registrant's telephone number, including area code: (313) 402-8532
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Exchange on which Registered
Common stock, par value $0.01	DTM	New York Stock Exchange
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes ☒    No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	Accelerated filer	Non-accelerated filer	Smaller reporting company	Emerging growth company
☐	☐	☒	☐	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒
Number of shares of common stock outstanding at June 30, 2021:

Description	Shares
Common stock, par value $0.01	96,732,466

DEFINITIONS
Unless the context otherwise requires, references to "we," "us," "our," "Registrant", or the "Company" and words of similar import refer to DT Midstream and, unless otherwise specified, its consolidated subsidiaries and its unconsolidated joint ventures. As used in this Form 10-Q, the terms and definitions below have the following meanings:

AGS	Appalachia Gathering System, a natural gas asset located in Pennsylvania and West Virginia, which DT Midstream owns 100%

ASU	Accounting Standards Update issued by the FASB

Bcf	Billion cubic feet of natural gas

Blue Union	Blue Union Gathering System, a 343-mile gathering system delivering shale gas production from the Haynesville formation of Louisiana to markets in the Gulf Coast region

BTU	British thermal unit, heat value (energy content) of fuel

COVID-19	Coronavirus disease of 2019

Distribution	Pro rata distribution to DTE Energy shareholders of all of the outstanding common stock of DT Midstream upon the Separation

DT Midstream	DT Midstream, Inc., formerly known as DTE Gas Enterprises, LLC, and its consolidated subsidiaries

DTE Energy	DTE Energy Company, the consolidating entity of DT Midstream prior to the Separation

FASB	Financial Accounting Standards Board

FERC	Federal Energy Regulatory Commission

GAAP	Accounting principles generally accepted in the United States

Generation Pipeline	Generation Pipeline, a 25-mile pipeline located in northern Ohio and owned by NEXUS

LEAP	Louisiana Energy Access Project gathering lateral pipeline, a 155-mile pipeline gathering shale gas production from the Haynesville formation of Louisiana to markets in the Gulf Coast region

LIBOR	London Inter-Bank Offered Rates

Millennium Pipeline	A 263-mile interstate pipeline owned by Millennium Pipeline Company, LLC serving markets in the Northeast region, in which DT Midstream owns an approximate 26% interest

MMBtu	One million BTU

NYSE	New York Stock Exchange

NEXUS
NEXUS Gas Transmission, LLC, a joint venture which owns a 256-mile pipeline transporting Utica and Marcellus shale gas to Ohio, Michigan, and Ontario market centers, and owns Generation Pipeline, in which DT Midstream owns a 50% interest

SEC	U.S. Securities and Exchange Commission

SGG	Stonewall Gas Gathering Lateral Pipeline, a 68-mile gas gathering pipeline located in West Virginia, in which DT Midstream owns an 85% interest

Separation	The separation or "Spin-Off" of DT Midstream from DTE Energy, effective July 1, 2021

South Romeo	South Romeo Gas Storage Corporation, a joint venture which owns the Washington 28 Storage Complex, in which DT Midstream owns a 50% interest and is the operator

Topic 606	FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, as amended

USD	United States Dollar ($)

Vector Pipeline	A 348-mile pipeline connecting Illinois, Michigan, and Ontario market centers, in which DT Midstream owns a 40% interest

VIE	Variable Interest Entity

FILING FORMAT

This Form 10-Q should be read in its entirety. This Form 10-Q should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements as of December 31, 2020 and 2019 and for the years ended December 31, 2020, 2019 and 2018 and with the Management's Discussion and Analysis included in the DT Midstream Registration Statement on Form 10 (File No. 001-40392) as filed with the SEC on May 26, 2021.

FORWARD-LOOKING STATEMENTS

Certain information presented herein includes "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the financial condition, results of operations, and businesses of DT Midstream. Words such as "believe," "expect," "expectations," "plans," "strategy," "prospects," "estimate," "project," "target," "anticipate," "will," "should," "see," "guidance," "outlook," "confident" and other words of similar meaning in connection with a discussion of future operating or financial performance may signify forward-looking statements. Forward-looking statements are not guarantees of future results and conditions, but rather are subject to numerous assumptions, risks, and uncertainties that may cause actual future results to be materially different from those contemplated, projected, estimated, or budgeted. Many factors may impact forward-looking statements of DT Midstream including, but not limited to, the following:
•risks related to the Separation, including that transition services provided by DTE Energy could adversely affect our business and that the transaction may not achieve some or all of the anticipated benefits;
•changes in general economic conditions;
•competitive conditions in our industry;
•actions taken by third-party operators, processors, transporters and gatherers;
•changes in expected production from Indigo Minerals, LLC and/or its affiliates, Southwestern Energy Company and/or its affiliates, Antero Resources Corporation and/or its affiliates and other third parties in our areas of operation;
•demand for natural gas gathering, transmission, storage, transportation and water services;
•the availability and price of natural gas to the consumer compared to the price of alternative and competing fuels;
•competition from the same and alternative energy sources;
•our ability to successfully implement our business plan;
•our ability to complete organic growth projects on time and on budget;
•our ability to complete acquisitions;
•the price and availability of debt and equity financing;
•restrictions in our existing and any future credit facilities;
•energy efficiency and technology trends;
•changing laws regarding cyber security and data privacy and any cyber security threat or event;
•operating hazards, environmental risks and other risks incidental to gathering, storing and transporting natural gas;
•changes in environmental laws, regulations or enforcement policies, including laws and regulations relating to climate change and greenhouse gas emissions;
•natural disasters, adverse weather conditions, casualty losses and other matters beyond our control;
•the impact of outbreaks of illnesses, epidemics and pandemics, including the COVID-19 pandemic and the economic effects of the pandemic;
•interest rates;

•labor relations;
•large customer defaults;
•changes in the availability and cost of capital;
•changes in tax status;
•the effects of existing and future laws and governmental regulations;
•changes in insurance markets impacting costs and the level and types of coverage available;
•the timing and extent of changes in commodity prices;
•the suspension, reduction or termination of our customers’ obligations under our commercial agreements;
•disruptions due to equipment interruption or failure at our facilities, or third-party facilities on which our business is dependent;
•the effects of future litigation;
•the qualification of the Separation as a tax-free Distribution;
•our ability to achieve the benefits that we expect to achieve as an independent publicly traded company; and
•our dependence on DTE Energy to provide us with certain services following the Separation.
The above list of factors is not exhaustive. New factors emerge from time to time. DT Midstream cannot predict what factors may arise or how such factors may cause actual results to vary materially from those stated in forward-looking statements. Any forward-looking statements speak only as of the date on which such statements are made. We are under no obligation to, and expressly disclaim any obligation to, update or alter our forward-looking statements, whether as a result of new information, subsequent events or otherwise.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements

DT Midstream, Inc.
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(millions, except shares outstanding and per share amounts)
Revenues
Operating revenues	$208	$174	$405	$343
Operating Expenses
Operation and maintenance	57	33	107	66
Depreciation and amortization	41	37	82	73
Taxes other than income	6	4	13	8
Asset (gains) losses and impairments, net	18	—	17	—
Operating Income	86	100	186	196
Other (Income) and Deductions
Interest expense	24	26	50	53
Interest income	(1)	(1)	(4)	(2)
Earnings from equity method investees	(28)	(24)	(60)	(54)
Other (income) and expense	(1)	—	(2)	—
Income Before Income Taxes	92	99	202	199
Income Tax Expense	21	26	50	52
Net Income	71	73	152	147
Less: Net Income Attributable to Noncontrolling Interests	3	2	6	5
Net Income Attributable to DT Midstream	$68	$71	$146	$142

Basic and Diluted Earnings per Common Share	$0.70	$0.73	$1.51	$1.47
Weighted Average Common Shares Outstanding
Basic and Diluted	96,732,466	96,732,466	96,732,466	96,732,466

See Notes to Consolidated Financial Statements (Unaudited)

DT Midstream, Inc.
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(millions)
Net Income	$71	$73	$152	$147
Foreign currency translation and unrealized gain on derivatives, net of tax	—	1	1	—
Other Comprehensive Income	—	1	1	—
Comprehensive Income	71	74	153	147
Less: Comprehensive Income Attributable to Noncontrolling Interests	3	2	6	5
Comprehensive Income Attributable to DT Midstream	$68	$72	$147	$142

See Notes to Consolidated Financial Statements (Unaudited)

DT Midstream, Inc.
Consolidated Statements of Financial Position
(Unaudited)

	June 30,	December 31,
	2021	2020
	(millions)
ASSETS
Current Assets
Cash	$37	$42
Accounts receivable (net of no allowance for doubtful accounts for each period end)
Third party	108	123
Related party	—	3
Notes receivable
Due from DTE Energy	—	263
Third party	6	11
Related party	4	—
Deferred property taxes	12	24
Other	13	17
	180	483
Investments
Investments in equity method investees	1,686	1,691

Property
Property, plant, and equipment	4,035	3,981
Accumulated depreciation	(565)	(511)
	3,470	3,470
Other Assets
Goodwill	473	473
Long-term notes receivable
Third party	5	15
Related party	—	4
Operating lease right-of-use assets	36	45
Customer relationships and other intangible assets, net	2,111	2,140
Other	29	21
	2,654	2,698
Total Assets	$7,990	$8,342

See Notes to Consolidated Financial Statements (Unaudited)

DT Midstream, Inc.
Consolidated Statements of Financial Position
(Unaudited)

	June 30,	December 31,
	2021	2020
	(millions, except shares)
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable
Third party	$26	$29
Related party	—	10
Current portion of long-term debt	10	—
Operating lease liabilities	17	17
Short-term borrowings due to DTE Energy	—	3,175
Interest payable	6	—
Property taxes payable	21	24
Other	27	33
	107	3,288

Long-term Debt (net of current portion)	3,037	—

Other Liabilities
Deferred income taxes	791	743
Operating lease liabilities	20	28
Other	54	55
	865	826
Total Liabilities	4,009	4,114

Commitments and Contingencies (Note 7)

Stockholder's Equity/Member's Equity
Common stock ($0.01 par value, 550,000,000 shares authorized and 96,732,466 shares issued and outstanding at June 30, 2021, and no shares authorized, issued or outstanding at December 31, 2020)	1	—
Additional paid in capital	3,453	3,333
Retained earnings	386	751
Accumulated other comprehensive income (loss)	(10)	(11)
Total DT Midstream Equity	3,830	4,073
Noncontrolling interests	151	155
Total Equity	3,981	4,228
Total Liabilities and Equity	$7,990	$8,342

See Notes to Consolidated Financial Statements (Unaudited)

DT Midstream, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2021	2020
	(millions)
Operating Activities
Net Income	$152	$147
Adjustments to reconcile Net Income to Net cash from operating activities:
Depreciation and amortization	82	73
Deferred income taxes	48	50
Earnings from equity method investees	(60)	(54)
Dividends from equity method investees	65	70
Asset (gains) losses and impairments, net	17	—
Changes in assets and liabilities:
Accounts receivable, net	18	14
Accounts payable — Third party	3	(6)
Accounts payable — Related party	(10)	(3)
Other current and noncurrent assets and liabilities	13	6
Net cash from operating activities	328	297
Investing Activities
Plant and equipment expenditures	(60)	(346)
Proceeds from sale of assets	2	—
Distributions from equity method investees	4	2
Contributions to equity method investees	(4)	(16)
Notes receivable due from DTE Energy	263	(134)
Notes receivable — Third party and Related party	(4)	(5)
Net cash from (used for) investing activities	201	(499)
Financing Activities
Issuance of long-term debt, net of discount and issuance costs	3,047	—
Repayment of Short-term borrowings due to DTE Energy	(3,175)	(29)
Payment of Revolving Credit Facility fees	(7)	—
Issuance of common shares to DTE Energy	1	—
Distributions to noncontrolling interests	(9)	(6)
Dividend to DTE Energy	(501)	—
Contributions from DTE Energy	110	262
Net cash from (used for) financing activities	(534)	227
Net Increase (Decrease) in Cash	(5)	25
Cash at Beginning of Period	42	46
Cash and Restricted Cash at End of Period (a)	$37	$71

(a) Includes no Restricted cash at June 30, 2021 and $40 million in Restricted cash at June 30, 2020.

Supplemental disclosure of cash information
Cash paid for:
Interest, net of interest capitalized	$43	$50
Income taxes	2	—

Supplemental disclosure of non-cash investing and financing activities
Plant and equipment expenditures in accounts payable and other accruals	$15	$101

See Notes to Consolidated Financial Statements (Unaudited)

DT Midstream, Inc.
Consolidated Statements of Changes in Stockholder's Equity/Member's Equity
(Unaudited)

			Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests
	Common Stock
	Shares	Amount					Total
	(millions, except shares)
Balance, December 31, 2020	—	$—	$3,333	$751	$(11)	$155	$4,228
Net Income	—	—	—	78	—	3	81
Reorganization to C Corporation (a)	1,000	—	—	—	—	—	—
Distributions to noncontrolling interests	—	—	—	—	—	(6)	(6)
Taxes and other adjustments	—	—	(1)	2	—	(1)	—
Other comprehensive income, net of tax	—	—	—	—	1	—	1
Balance, March 31, 2021	1,000	$—	$3,332	$831	$(10)	$151	$4,304
Net Income	—	—	—	68	—	3	71
Distributions to noncontrolling interests	—	—	—	—	—	(3)	(3)
Issuance of common shares to DTE Energy (b)	96,731,466	1	—	—	—	—	1
Dividend to DTE Energy	—	—	—	(501)	—	—	(501)
Taxes and other adjustments	—	—	121	(12)	—	—	109
Balance, June 30, 2021	96,732,466	$1	$3,453	$386	$(10)	$151	$3,981
_____________________________________
(a)Issuance of common shares at $0.01 par value upon conversion to C Corporation from a single member LLC.
(b)Issuance of common shares to DTE Energy in anticipation of the Separation.

	Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests

					Total
	(millions)
Balance, December 31, 2019	$3,081	$501	$(13)	$155	$3,724
Net Income	—	71	—	3	74
Distributions to noncontrolling interests	—	—	—	(3)	(3)
Taxes and other adjustments	(1)	—	—	—	(1)
Other comprehensive income (loss), net of tax	—	—	(1)	—	(1)
Balance, March 31, 2020	$3,080	$572	$(14)	$155	$3,793
Net Income	—	71	—	2	73
Distributions to noncontrolling interests	—	—	—	(3)	(3)
Taxes and other adjustments	262	1	—	—	263
Other comprehensive income, net of tax	—	—	1	—	1
Balance, June 30, 2020	$3,342	$644	$(13)	$154	$4,127

See Notes to Consolidated Financial Statements (Unaudited)

DT Midstream, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

NOTE 1 — SEPARATION, DESCRIPTION OF THE BUSINESS, AND BASIS OF PRESENTATION
The Separation
On October 27, 2020, DTE Energy announced that its Board of Directors had authorized the separation of the DTE midstream business, formerly known as DTE Gas Enterprises, LLC, and its consolidated subsidiaries ("DT Midstream") from DTE Energy.
In connection with the Separation, on January 13, 2021, DTE Gas Enterprises, LLC converted into a Delaware corporation pursuant to a statutory conversion and changed its name to DT Midstream, Inc. At the conversion, DT Midstream issued 1,000 shares of common stock at $0.01 par value to its parent, a subsidiary of DTE Energy. As DT Midstream was a single member LLC as of June 30, 2020 and a corporation with stockholder’s equity as of June 30, 2021, Consolidated Statements of Changes in Stockholder’s Equity/Member’s Equity are presented as of June 30, 2021 and June 30, 2020. In June 2021, the DT Midstream Board of Directors authorized the issuance of an additional 96,731,466 common shares to DTE Energy in anticipation of the Separation, for a total of 96,732,466 common shares issued and outstanding.
In June 2021, in order to facilitate the Separation and settle short-term borrowings due to DTE Energy, DT Midstream issued long-term debt in the form of $2.1 billion senior notes and a $1.0 billion term loan facility. Using the debt proceeds, net of discount and issuance costs of $53 million, DT Midstream made the following cash payments:
•Settled Short-term borrowings due to DTE Energy as of June 30, 2021 of $2,537 million
•Settled Accounts receivable due from DTE Energy and Accounts payable due to DTE Energy as of June 30, 2021 for net cash of $9 million
•Provided a one-time special dividend to DTE Energy of $501 million
On July 1, 2021, DTE Energy completed the Separation through the distribution of 96,732,466 shares of DT Midstream common stock to DTE Energy shareholders of record as of 5:00 p.m. ET on June 18, 2021 (the "record date"). DTE Energy shareholders received one share of DT Midstream common stock for every two shares of DTE Energy common stock held at the close of business on the record date, with certain shareholders receiving cash in lieu of fractional shares of DT Midstream common stock.
Following the Separation on July 1, 2021, DT Midstream became an independent public company listed under the symbol "DTM" on the NYSE and DTE Energy no longer retains any ownership in DT Midstream.
In order to govern the ongoing relationships between DT Midstream and DTE Energy after the Separation and to facilitate an orderly transition, the parties entered into a series of agreements including the following:
•Separation and Distribution Agreement – sets forth the principal actions to be taken in connection with the Separation, including the transfer of assets and assumption of liabilities, among others, and sets forth other agreements governing aspects of the relationship between DTE Energy and DT Midstream.
•Transition Services Agreement ("TSA") – allows for DTE Energy to provide DT Midstream with specified services for a limited time and no longer than 24 months following the Separation, including support for accounting, tax, legal, human resources, informational technology, and various other administrative and operational services. Prior to the termination of the TSA, DT Midstream will establish standalone functions to provide services currently received from DTE Energy, or will obtain such services from unaffiliated third parties.
•Tax Matters Agreement – governs the respective rights, responsibilities and obligations of DTE Energy and DT Midstream after the Separation with respect to all tax matters.
•Employee Matters Agreement – addresses certain employment, compensation and benefits matters, including the allocation and treatment of certain assets and liabilities relating to DT Midstream employees.
In addition, DT Midstream has various commercial agreements with DTE Energy and its subsidiaries that will continue after the Separation. These agreements include certain pipeline, gathering, and storage services and operating and maintenance agreements.

DT Midstream, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
Description of the Business
DT Midstream is an owner, operator, and developer of an integrated portfolio of natural gas midstream assets. The Company provides multiple, integrated natural gas services to customers through two primary segments: (i) Pipeline, which includes interstate pipelines, intrastate pipelines, storage systems, lateral pipelines and related treatment plants and compression and surface facilities, and (ii) Gathering, which includes gathering systems and related treatment plants and compression and surface facilities. DT Midstream also has interests in equity method investees which own and operate interstate pipelines, many of which have connectivity to DT Midstream’s assets.
DT Midstream’s core assets connect demand centers in the Midwestern U.S., Eastern Canada, Northeastern U.S. and Gulf Coast regions to production areas of the Marcellus/Utica and Haynesville dry natural gas formations in the Appalachian and Gulf Coast Basins, respectively.
Basis of Presentation
DT Midstream has historically operated as a consolidated entity of DTE Energy and not as a standalone company. The Consolidated Financial Statements and Notes to Consolidated Financial Statements included herein are prior to the Separation and thus are prepared on a carve-out basis using the consolidated financial statements and accounting records of DTE Energy. The carve-out basis financial statements represent the historical financial position, results of operations, and cash flows of DT Midstream as they were historically managed in accordance with GAAP and reflect significant assumptions and allocations. The financial statements may not include all expenses that would have been incurred had DT Midstream existed as a standalone entity.
DT Midstream is the parent holding company for the legal entities included in the Separation; therefore, these financial statements are presented on a consolidated basis. GAAP requires management to use estimates and assumptions that impact reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities. Actual results may differ from DT Midstream’s estimates. DT Midstream believes the assumptions underlying these financial statements are reasonable.
In DT Midstream's opinion, the accompanying unaudited Consolidated Financial Statements include all adjustments, consisting of only normal recurring adjustments, necessary to present a fair statement of our financial position as of June 30, 2021, results of operations for the three and six months ended June 30, 2021 and 2020, statement of changes in stockholder's equity/member's equity for the three and six months ended June 30, 2021 and 2020 and cash flows for the six months ended June 30, 2021 and 2020. The balance sheet as of December 31, 2020 was derived from audited annual financial statements, but does not contain all of the footnote disclosures from the annual financial statements. Financial results for this interim period are not necessarily indicative of results that may be expected for any other interim period or for the year ending December 31, 2021. The Consolidated Financial Statements should be read in conjunction with the DT Midstream Consolidated Financial Statements and the Notes to Consolidated Financial Statements included in the Registration Statement on Form 10 (File No. 001-40392) as filed with the SEC on May 26, 2021.

DT Midstream, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
Cost Allocations
The Consolidated Financial Statements of DT Midstream include general corporate expenses of DTE Energy that have historically been allocated monthly to DT Midstream and classified within the appropriate Statement of Operations line item. Corporate allocations include expenses related to labor and benefits, professional fees, shared assets and other expenses related to DTE Energy's corporate functions that provided support to DT Midstream. The allocation methodology utilized for purposes of this carve-out is consistent with the legacy allocation process, which allocates costs based on cost drivers. Cost drivers represent units of work that best reflect the consumption of resources within a specific corporate support function for a business group, and include time studies, activity-based metrics, headcount, and other allocation methods. DT Midstream believes this combination of cost drivers appropriately allocates costs attributable to our business. Effective July 1, 2021, with the completion of the Separation, DT Midstream no longer receives corporate allocations from DTE Energy. DTE Energy support services are provided through the TSA.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(millions)
Operation and maintenance	$16	$6	$32	$12
Total corporate allocations	$16	$6	$32	$12
Corporate allocations for the three and six months ended June 30, 2021 include approximately $9 million and $19 million, respectively, of Separation related transaction costs for legal, accounting, auditing and other professional services DTE Energy incurred for the benefit of DT Midstream. DT Midstream expects to directly incur additional transaction costs in the third quarter in conjunction with the completed Separation.
Cash Management
Historically, DT Midstream’s sources of liquidity included cash generated from operations and, prior to the Separation, loans obtained through DTE Energy’s corporate-wide cash management program ("cash management program"), including a working capital loan agreement. Cash was managed centrally, with certain net earnings reinvested in, and working capital requirements met from, existing liquid funds. As a subsidiary of DTE Energy, DT Midstream’s bank accounts were set up as zero balance accounts held by DTE Energy. Cash was swept in and out of the bank’s accounts daily in order to achieve a zero balance at the close of each workday. Net DT Midstream cash inflows or outflows were settled daily against the notes receivable or borrowings, as applicable, with DTE Energy. After the Separation, our sources of liquidity include cash generated from operations and available borrowings under our Revolving Credit Facility.
The cash and cash equivalents held by DTE Energy at the corporate level were not attributed to DT Midstream for any of the periods presented. Only cash amounts specifically attributable to DT Midstream are reflected in the accompanying Consolidated Statements of Financial Position. For the periods presented, these amounts included cash held by consolidated entities with noncontrolling interests, which were not managed as part of the cash management program.
Notes receivable and borrowings with DTE Energy arising from the working capital loan agreement have been presented as assets and liabilities, respectively, on the Consolidated Statements of Financial Position. DTE Energy receivables and payables are classified as "related party" on the Consolidated Statements of Financial Position, given that their historical method of settlement is cash. The classification of these items as current or noncurrent is dependent on the due date of the asset or obligation.
DT Midstream had $3,175 million in Short-term borrowings due to DTE Energy and $263 million in Notes receivable due from DTE Energy at December 31, 2020. In the second quarter 2021, DTE Energy and DT Midstream amended the working capital loan agreements to combine all outstanding notes receivables and borrowings with DTE Energy into a single agreement with a net Short-term borrowing due to DTE Energy. Upon issuance of the senior notes and Term Loan Facility in June 2021, DT Midstream repaid the Short-term borrowing due to DTE Energy, and had $3,047 million in external debt at June 30, 2021. See Note 6, "Debt" for further information regarding the external debt issuances.

DT Midstream, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
Prior to June 2021, interest expense recorded in the Consolidated Statements of Operations is primarily related to interest on the Short- term borrowings due to DTE Energy. DT Midstream incurred interest expense on Short-term borrowings due to DTE Energy of $17 million and $29 million for the three months ended June 30, 2021 and 2020, respectively and $43 million and $58 million for the six months ended June 30, 2021 and 2020, respectively. The working capital loan agreement had interest rates of 3.3% and 3.9% for 2021 and 2020, respectively, and a term of one year. Effective July 1, 2021, DT Midstream no longer participates in the cash management program and the working capital loan agreement was terminated.
Income Taxes
During the periods presented in the Consolidated Financial Statements, the results of DT Midstream’s operations were included in the consolidated federal income tax return and in a number of consolidated state income tax returns filed (and to be filed) by DTE Energy. After DTE Energy files its consolidated income tax returns for 2021, we anticipate there will be a settlement between DT Midstream and DTE Energy under the Tax Matters Agreement related to income taxes for the first half of 2021 prior to the Separation.
The income tax provision included in these Consolidated Financial Statements has been computed on a stand-alone basis as if DT Midstream filed separate federal, state, local, and foreign income tax returns for the periods presented, which is referred to as the separate return method. Use of the separate return method may result in differences in the DT Midstream standalone tax provisions and related deferred tax assets and liabilities as compared to the corresponding amounts for DT Midstream as presented in the DTE Energy Consolidated Financial Statements. Consequently, certain income taxes currently payable or receivable are deemed to have been contributed to or distributed from DT Midstream, through Stockholder's Equity/Member's Equity, in the period that the liability or asset arose. DT Midstream’s income taxes, as presented in the carve-out financial statements, may not be indicative of the income taxes that DT Midstream will generate in the future.
Principles of Consolidation
DT Midstream consolidates all majority-owned subsidiaries and investments in entities in which we have a controlling influence. Non-majority owned investments are accounted for using the equity method of accounting when DT Midstream is able to significantly influence the operating policies of the investee. When DT Midstream does not influence the operating policies of an investee, the equity investment is measured at fair value, if readily determinable, or if not readily determinable, at cost less impairment, if applicable. DT Midstream eliminates all intercompany balances and transactions.

A VIE refers to entities in which DT Midstream has a controlling influence regardless of the amount of ownership interests. DT Midstream evaluates whether an entity is a VIE whenever reconsideration events occur. DT Midstream consolidates VIEs for which we are the primary beneficiary. If DT Midstream is not the primary beneficiary and an ownership interest is held, the VIE is accounted for under the equity method of accounting. When assessing the determination of the primary beneficiary, DT Midstream considers all relevant facts and circumstances, including: the power, through voting or similar rights, to direct the activities of the VIE that most significantly impact the VIE's economic performance and the obligation to absorb the expected losses and/or the right to receive the expected returns of the VIE. DT Midstream performs ongoing reassessments of all VIEs to determine if the primary beneficiary status has changed.
The maximum risk exposure for consolidated VIEs is reflected on DT Midstream’s Consolidated Statements of Financial Position. For non-consolidated VIEs, the maximum risk exposure of DT Midstream is generally limited to its investment, notes receivable, future funding commitments, and amounts which it has guaranteed.
DT Midstream owns an 85% interest in the SGG VIE, which owns and operates midstream natural gas assets. SGG has contracts in which certain construction risk was designed to pass-through to customers, with DT Midstream retaining operational and customer default risk. DT Midstream is the primary beneficiary of SGG, therefore SGG is consolidated. DT Midstream owns a 50% interest in the South Romeo VIE and is the primary beneficiary, therefore South Romeo is consolidated.
The following table summarizes the major items in the Consolidated Statements of Financial Position for consolidated VIEs as of June 30, 2021 and December 31, 2020. All assets and liabilities of a consolidated VIE are presented where it has been determined that a consolidated VIE has either (1) assets that can be used only to settle obligations of the VIE or (2) liabilities for which creditors do not have recourse to the general credit of the primary beneficiary. VIEs, in which DT Midstream holds a majority voting interest and is the primary beneficiary, that meet the definition of a business and whose assets can be used for purposes other than the settlement of the VIE's obligations have been excluded from the table below.

DT Midstream, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
Amounts for consolidated VIEs are as follows:

	June 30, 2021	December 31, 2020
	(millions)
ASSETS (a)
Cash	$27	$34
Accounts receivable — third party	9	8
Other current assets	1	2
Intangible assets, net	520	527
Property, plant and equipment, net	407	411
Goodwill	25	25
	$989	$1,007

LIABILITIES (a)
Accounts payable and other current liabilities	$3	$2
Other noncurrent liabilities	4	5
	$7	$7
_____________________________________
(a)Amounts shown are 100% of the consolidated VIEs' assets and liabilities.
DT Midstream has a variable interest in NEXUS. NEXUS is a VIE as it has insufficient equity at risk to finance its activities. DT Midstream is not the primary beneficiary, as the power to direct significant activities is shared between the owners of the equity interests. DT Midstream accounts for its ownership interest in NEXUS under the equity method of accounting.
DT Midstream has a variable interest in an investment in certain assets in the Utica shale region. DT Midstream does not have an ownership interest in the entity and is not the primary beneficiary. The maximum risk exposure is limited to amounts DT Midstream has funded, which are accounted for as a note receivable, or committed to fund for joint development activities. See Note 2, "Significant Accounting Policies – Financing Receivables" for additional discussion.
Amounts for non-consolidated VIEs are as follows:

	June 30, 2021	December 31, 2020
	(millions)
Investments in equity method investees	$1,345	$1,349
Notes receivable — current	6	11
Notes receivable — noncurrent	5	15
Future funding commitments	$17	$21
Related Parties
Transactions between DT Midstream and DTE Energy, as well as transactions between DT Midstream and its equity method investees, have been presented as related party transactions in the accompanying Consolidated Financial Statements.

DT Midstream, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
Equity Method Investments
Investments in non-consolidated affiliates that are not controlled by DT Midstream, but over which we have significant influence, are accounted for using the equity method of accounting. As of June 30, 2021 and December 31, 2020, DT Midstream’s share of the underlying equity in the net assets of the investees exceeded the carrying amounts of Investments in equity method investees by $11 million and $13 million, respectively. The difference will be amortized over the life of the underlying assets. As of June 30, 2021 and December 31, 2020, DT Midstream's consolidated retained earnings balance includes undistributed earnings from equity method investments of $88 million and $94 million, respectively.
Equity method investees are described below:

	Investments As of		% Owned As of
	June 30, 2021	December 31, 2020	June 30, 2021	December 31, 2020
Equity Method Investee
	(millions)
NEXUS	$1,345	$1,349	50%	50%
Vector Pipeline	135	134	40%	40%
Millennium Pipeline	206	208	26%	26%
Total investments in equity method investees	$1,686	$1,691
For further information by segment, see Note 8, "Segment and Related Information."

The following table presents summarized financial information of non-consolidated equity method investees in which DT Midstream owns 50 percent or less. The amounts included below represent 100% of the results of continuing operations of such entities.

Summarized income statement data is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(millions)
Operating revenues	$179	$168	$366	$352
Operating expenses	95	98	189	193
Net Income	$75	$62	$159	$142

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES
Changes in Accumulated Other Comprehensive Income (Loss)
Comprehensive income (loss) is the change in common stockholders' equity/member's equity during a period from transactions and events from non-owner sources, including Net Income. The amounts recorded to Accumulated other comprehensive income (loss) for DT Midstream consist of foreign currency translation adjustments and unrealized losses from derivatives accounted for as cash flow hedges. DT Midstream releases income tax effects from Accumulated other comprehensive income (loss) when the circumstances upon which they are premised cease to exist.
Changes in Accumulated other comprehensive income (loss) are presented in DT Midstream's Consolidated Statements of Changes in Stockholder's Equity/Member's Equity (Unaudited). For the three and six months ended months ended June 30, 2021 and 2020, reclassifications out of Accumulated other comprehensive income (loss) were not material.

DT Midstream, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
Financing Receivables
Financing receivables are primarily composed of trade accounts receivable, notes receivable, and unbilled revenue. DT Midstream's financing receivables are stated at net realizable value.
DT Midstream regularly monitors the credit quality of its financing receivables by reviewing credit quality indicators and monitoring for trigger events, such as a credit rating downgrade or bankruptcy. Credit quality indicators include, but are not limited to, credit agency ratings where available, collection history, collateral, counterparty financial statements and other internal metrics. Utilizing such data, DT Midstream has determined three internal grades of credit quality. Internal grade 1 includes financing receivables for counterparties where credit rating agencies have rated the counterparty as investment grade. If credit ratings are not available, DT Midstream utilizes other credit quality indicators to determine the risk level associated with the financing receivable. Internal grade 1 may include financing receivables for counterparties for which credit rating agencies have rated the counterparty as below investment grade if, due to favorable information on other credit quality indicators, DT Midstream has determined the risk level to be similar to that of an investment grade counterparty. Internal grade 2 includes financing receivables for counterparties with limited credit information and those with a higher risk profile based upon credit quality indicators. Internal grade 3 reflects financing receivables for which the counterparties have the greatest level of risk, including those in bankruptcy status.
The following represents DT Midstream's third party and related party notes receivable by year of origination, classified by internal grade of credit quality. The related credit quality indicators and risk ratings utilized to develop the internal grades have been updated through June 30, 2021.

	Year of Origination
	2021	2020	2019 and prior	Total
	(millions)
Notes receivable
Internal grade 1 (a)	$—	$—	$4	$4
Internal grade 2	—	—	—	—
Internal grade 3	—	—	11	11
Total Notes receivable — Third party and Related party	$—	$—	$15	$15
__________________________________
(a)Related party
Notes receivable are typically considered delinquent (past due) when payment is not received for periods ranging from 60 to 120 days. DT Midstream ceases accruing interest income (nonaccrual status) and may either write off or establish an allowance for credit loss for the note receivable when it is expected that all principal or interest amounts due will not be collected in accordance with the note's contractual terms. In determining an allowance for credit losses for or the write off of notes receivable, DT Midstream considers the historical payment experience and other factors that are expected to have a specific impact on collection from the counterparty, including existing and future economic conditions.

Cash payments received for notes receivable on nonaccrual status that do not bring the account contractually current are first applied to contractually owed past due interest, with any remainder applied to principal. Accrual of interest is generally resumed when the note receivable becomes contractually current.
DT Midstream has an investment in certain assets in the Utica shale region which are accounted for as a Note receivable — Third party. In the second quarter of 2021, we assessed the note receivable for expected loss due to lower than expected actual volumes and proceeds received, and reduced forecasted volumes based on data made available in the second quarter 2021. As a result of the discounted cash flow analysis, we recorded a $19 million loss on the note receivable to Asset (gains) losses and impairments, net on the Consolidated Statement of Operations. Additionally, DT Midstream ceased accruing interest on the note receivable and reclassified the note to an Internal grade 3 receivable. It is possible that significant decreases in forecasted production volumes or commodity prices could result in additional losses on the Note receivable – Third party. There are no other notes receivable on nonaccrual status as of June 30, 2021.
There are no past due financing receivables for DT Midstream as of June 30, 2021.

DT Midstream, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
For trade accounts receivable, the customer allowance for doubtful accounts is calculated based on specific review of future collections based on receivable balances generally in excess of 30 days. Existing and future economic conditions, customer trends and other factors are also considered. Receivables are written off on a specific identification basis and determined based on the specific circumstances of the associated receivable. Uncollectible expense was zero for the three and six months ended June 30, 2021, and $2 million for the three and six months ended 2020.
DT Midstream has been monitoring the impacts from the COVID-19 pandemic on our customers and various counterparties. As of June 30, 2021, the impact on collectability of DT Midstream’s receivables has not been material.
Operations and maintenance
Operations and maintenance is primarily comprised of costs for labor, outside services, materials, compression, purchased natural gas and other operating and maintenance costs. Corporate allocations from DTE Energy, including of Separation related transaction costs for legal, accounting, auditing and other professional services DTE Energy incurred for the benefit of DT Midstream, are also included in Operations and maintenance.
Depreciation and amortization
Depreciation and amortization is related to Property, plant and equipment and Customer relationships and other intangible assets, net, used in our transportation, storage and gathering businesses.
Income taxes
In accordance with GAAP, DT Midstream records income taxes during the interim period using an estimated annual effective tax rate ("ETR") and recognizes specific events discretely as they occur.
The interim effective tax rates of DT Midstream are 23% and 26% for the three months ended June 30, 2021 and 2020, respectively, and 25% and 26% for the six months ended June 30, 2021 and 2020, respectively. The difference between the interim effective tax rate and federal statutory rate of 21% is primarily related to state income taxes included in the ETR. The 3% and 1% decreases in DT Midstream's effective tax rate for the three and six months ended June 30, 2021, respectively, were primarily due to West Virginia tax law changes and non-deductible transaction costs incurred during 2021.
Earnings per share
The DT Midstream Board of Directors authorized the issuance of an additional 96,731,466 common shares to DTE Energy on June 30, 2021 in anticipation of the Separation, for a total of 96,732,466 common shares issued and outstanding. This share amount is utilized for the calculation of basic and diluted earnings per share for all periods presented based on net income attributable to DT Midstream. For the three and six months ended June 30, 2021 and 2020, these shares are treated as issued and outstanding for purposes of calculating historical earnings per share. There were no potentially dilutive instruments outstanding for the three and six months ended June 30, 2021 and June 30, 2020.

DT Midstream, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
NOTE 3 — NEW ACCOUNTING PRONOUNCEMENTS
Recently Adopted Pronouncements
In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740) - Simplifying the Accounting for Income Taxes. The amendments in this update simplify the accounting for income taxes by removing certain exceptions, and clarifying certain requirements regarding franchise taxes, goodwill, consolidated tax expenses, and annual effective tax rate calculations. DT Midstream adopted the ASU effective January 1, 2021 using the modified retrospective and prospective approaches, where applicable. The adoption of the ASU did not have a significant impact on the Consolidated Financial Statements.
In August 2020, the FASB issued ASU No. 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity's Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity's Own Equity. The amendments in this update simplify the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts indexed to and potentially settled in an entity's own equity. DT Midstream adopted the ASU effective January 1, 2021 using the modified retrospective approach. The adoption of the ASU did not have a significant impact on the Consolidated Financial Statements.
Recently Issued Pronouncements
In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848) - Facilitation of the Effects of Reference Rate Reform on Financial Reporting, as amended. The amendments in this update provide optional expedients and exceptions for applying GAAP to contract modifications and hedging relationships, subject to meeting certain criteria, that reference LIBOR or another reference rate expected to be discontinued. The guidance can be applied prospectively from any date beginning March 12, 2020 through December 31, 2022. The optional relief is temporary and cannot be applied to contract modifications and hedging relationships entered into or evaluated after December 31, 2022. DT Midstream presently has various contracts that reference LIBOR and is assessing how this standard may be applied to specific contract modifications.

In July 2021, the FASB issued ASU No. 2021-05, Leases (Topic 842): Lessors – Certain Leases with Variable Lease Payments. The amendments in this update modify lease classification requirements for lessors, providing that lease contracts with variable lease payments that do not depend on a reference index or a rate should be classified as operating leases if they would have been classified as a sales-type or direct financing lease and resulted in the recognition of a selling loss at lease commencement. The ASU is effective for DT Midstream for fiscal years beginning after December 15, 2021, and interim periods therein. Early adoption is permitted. DT Midstream is currently assessing the impact of this standard on our Consolidated Financial Statements.

DT Midstream, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
NOTE 4 — REVENUE
Significant Accounting Policy
Revenue is measured based upon the consideration specified in a contract with a customer at the time when performance obligations are satisfied. A performance obligation is a promise in a contract to transfer a distinct good or service or a series of distinct goods or services to the customer. DT Midstream's revenues generally consist of services related to the gathering, transportation, and storage of natural gas. Revenue is recognized when performance obligations are satisfied by transferring control over a service to a customer, which occurs when the service is provided to the customer. When a customer simultaneously receives and consumes the product or service provided, revenue is recognized over time. Alternatively, if it is determined that the criteria for recognition of revenue over time is not met, the revenue is considered to be recognized at a point in time.
Disaggregation of Revenue
The following is a summary of revenues disaggregated by segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(millions)
Pipeline (a)	$75	$57	$150	$113
Gathering	133	117	255	230
Total operating revenues	$208	$174	$405	$343
______________________________________
(a)Includes revenues outside the scope of Topic 606 primarily related to contracts accounted for as leases of $2 million for both the three months ended June 30, 2021 and 2020, and $4 million for both the six months ended June 30, 2021 and 2020.
Deferred Revenue
The following is a summary of deferred revenue activity:

(millions)
Balance at January 1, 2021	$22
Increases due to cash received or receivable, excluding amounts recognized as revenue during the period	2
Revenue recognized that was included in the deferred revenue balance at the beginning of the period	(2)
Balance at June 30, 2021	$22
The deferred revenues at DT Midstream generally represent amounts paid by or receivable from customers for which the associated performance obligation has not yet been satisfied. Performance obligations associated with deferred revenues include providing services related to customer prepayments. Deferred revenues associated with these services are recognized when control has transferred to the customer.
The following table represents deferred revenue amounts as of June 30, 2021 that are expected to be recognized as revenue in future periods:

(millions)
Remainder of 2021	$2
2022	3
2023	3
2024	3
2025	3
2026 and thereafter	8
Total	$22

DT Midstream, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
Transaction Price Allocated to the Remaining Performance Obligations
In accordance with optional exemptions available under Topic 606, DT Midstream does not disclose the value of unsatisfied performance obligations for (1) contracts with an original expected length of one year or less, (2) with the exception of fixed consideration, contracts for which the amount of revenue recognized depends upon DT Midstream's invoices for actual goods provided and services performed, and (3) contracts for which variable consideration relates entirely to an unsatisfied performance obligation.
Such contracts consist of various types of performance obligations, including the delivery of midstream services. Contracts with variable volumes and/or variable pricing, including those with pricing provisions tied to a consumer price or other index, have also been excluded as the related consideration under the contract is variable at the contract inception. Contract lengths vary from cancellable to multi-year.
The following table represents revenue amounts related to fixed consideration associated with unsatisfied performance obligations as of June 30, 2021 that are expected to be recognized as revenue in future periods:

(millions)
Remainder of 2021	$43
2022	85
2023	77
2024	68
2025	63
2026 and thereafter	126
Total	$462

NOTE 5 — FAIR VALUE
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date in a principal or most advantageous market. Fair value is a market-based measurement that is determined based on inputs, which refer broadly to assumptions that market participants use in pricing assets or liabilities. These inputs can be readily observable, market corroborated, or generally unobservable inputs. DT Midstream makes certain assumptions it believes that market participants would use in pricing assets or liabilities, including assumptions about risk, and the risks inherent in the inputs to valuation techniques. DT Midstream believes it uses valuation techniques that maximize the use of observable market-based inputs and minimize the use of unobservable inputs.
A fair value hierarchy has been established that prioritizes the inputs to valuation techniques used to measure fair value in three broad levels. The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). In some cases, the inputs used to measure fair value might fall in different levels of the fair value hierarchy. All assets and liabilities are required to be classified in their entirety based on the lowest level of input that is significant to the fair value measurement in its entirety. Assessing the significance of a particular input may require judgment considering factors specific to the asset or liability and may affect the valuation of the asset or liability and its placement within the fair value hierarchy. DT Midstream classifies fair value balances based on the fair value hierarchy defined as follows:
•Level 1 — Consists of unadjusted quoted prices in active markets for identical assets or liabilities that DT Midstream has the ability to access as of the reporting date.
•Level 2 — Consists of inputs other than quoted prices included within Level 1 that are directly observable for the asset or liability or indirectly observable through corroboration with observable market data.
•Level 3 — Consists of unobservable inputs for assets or liabilities whose fair value is estimated based on internally developed models or methodologies using inputs that are generally less readily observable and supported by little, if any, market activity at the measurement date. Unobservable inputs are developed based on the best available information and subject to cost-benefit constraints.

DT Midstream, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
Fair Value of Financial Instruments
The following table presents the carrying amount and fair value of financial instruments:

	June 30, 2021				December 31, 2020
	Carrying	Fair Value			Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3	Amount	Level 1	Level 2	Level 3
	(millions)
Short-term notes receivable
Due from DTE Energy	$—	$—	$—	$—	$263	$—	$—	$292
Third party	6	—	—	6	11	—	—	11
Related party	4	—	—	4	—	—	—	—
Long-term notes receivable
Third party	5	—	—	5	15	—	—	15
Related party	—	—	—	—	4	—	—	4
Short-term borrowings due to DTE Energy	—	—	—	—	3,175	—	—	3,517
Long-term debt (a)	$3,047	$—	$3,134	$—	$—	$—	$—	$—
_______________________________________
(a)Includes debt due within one year. Carrying value represents principal of $3.1 billion, net of unamortized debt discounts and issuance costs.
The fair values of DT Midstream’s non-publicly traded notes receivables due from DTE Energy and short-term borrowings due to DTE Energy were based on an internally developed model and are classified as Level 3 within the fair value hierarchy.

DT Midstream, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
NOTE 6 — DEBT
Debt Issuances

On June 9, 2021, DT Midstream issued senior unsecured notes of $1.1 billion in aggregate principal amount due June 15, 2029 (the "2029 Notes") and $1.0 billion in aggregate principal amount due June 15, 2031 (the "2031 Notes"). On June 10, 2021, DT Midstream entered into a Credit Agreement ("Credit Agreement") that provides for a $1.0 billion 7-year term loan facility (the "Term Loan Facility") and a $750 million 5-year revolving credit facility (the "Revolving Credit Facility").
Long-Term Debt
DT Midstream's long-term debt outstanding included:

				June 30,
Title	Type	Interest Rate	Maturity Date	2021
				(millions)
2029 Notes	Senior Notes (a) (c)	4.125%	2029	$1,100
2031 Notes	Senior Notes (a) (c)	4.375%	2031	1,000
Term Loan Facility	Term Loan Facility (a)	Variable (b)	2028	1,000
				3,100
Unamortized debt discount				(5)
Unamortized debt issuance costs				(48)
Long-term debt due within one year				(10)
Total Long-term debt				$3,037
______________________________

(a) Debt proceeds were used for the repayment of short-term borrowings due to DTE Energy to facilitate the Separation of DT Midstream, as well as a one-time special dividend provided to DTE Energy. See Note 1, "Separation, Description of the Business, and Basis of Presentation" to the Consolidated Financial Statements for additional information.
(b) Variable rate is LIBOR plus 2.00%, where LIBOR will not be less than 0.50%. The Term Loan Facility includes $900 million with a six-month LIBOR interest period and $100 million with a three month LIBOR interest period.
(c) Interest payable semi-annually in arrears each June 15 and December 15, commencing December 15, 2021.
The following table shows the scheduled debt maturities, excluding any unamortized discount on debt:

	Remainder of 2021	2022	2023	2024	2025	2026 and Thereafter	Total
	(millions)
Debt maturities	$5	10	10	10	10	3,055	$3,100
Short-Term Credit Arrangements and Borrowings

The Revolving Credit Facility was fully available on July 1, 2021 and expires in June 2026. As of June 30, 2021, the availability under the Revolving Credit Facility was limited to $33 million including an $8 million letter of credit issuance in June 2021 and additional credit up to $25 million, of which no amounts were drawn. On July 1, 2021, DT Midstream borrowed $25 million under the Revolving Credit Facility which was repaid on August 2, 2021. Borrowings under the Revolving Credit Facility are for general corporate purposes and letter of credit issuances to support DT Midstream's future operations and liquidity. The Revolving Credit Facility incurred fees of $7 million that are included in Other noncurrent assets on DT Midstream's Consolidated Statements of Financial Position as of June 30, 2021. These fees will be amortized over the term of the Revolving Credit Facility.

The Credit Agreement covering the Term Loan Facility and Revolving Credit Facility includes financial covenants that will be effective for DT Midstream beginning in the third quarter 2021. The Term Loan Facility will require the maintenance of a minimum debt service coverage ratio of 1.1 to 1, and the Revolving Credit Facility will require maintenance of (i) maximum consolidated net leverage ratio of 5 to 1, and (ii) a minimum interest coverage ratio of no less than 2.5 to 1.

DT Midstream, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
NOTE 7 — COMMITMENTS AND CONTINGENCIES
From time to time DT Midstream is subject to legal, administrative and environmental proceedings before various courts, arbitration panels and governmental agencies concerning claims arising in the ordinary course of business. These proceedings include certain contract disputes, additional environmental reviews and investigations, audits and pending judicial matters. DT Midstream cannot predict the final disposition of such proceedings. DT Midstream regularly reviews legal matters and records provisions for claims that we can estimate and are considered probable of loss. The amount or range of reasonably possible losses is not anticipated to, either individually or in the aggregate, materially adversely affect DT Midstream’s business, financial condition and results of operations.
Guarantees
In certain limited circumstances, DT Midstream enters into contractual guarantees. DT Midstream may guarantee another entity's obligation in the event it fails to perform and may provide guarantees in certain indemnification agreements. Finally, DT Midstream may provide indirect guarantees for the indebtedness of others. In connection with the Separation, DT Midstream assumed guarantees of $10 million from DTE Energy. Payments under these guarantees are considered remote. DT Midstream did not have any guarantees of other parties' obligations as of December 31, 2020.
Vector Line of Credit
In July 2021 and in conjunction with the Separation, DT Midstream assumed the Vector line of credit from DTE Energy. DT Midstream became the lender under the revolving term credit facility to Vector, the borrower, in the amount of Canadian $70 million. The credit facility was initially executed in response to the passage of Canadian regulations requiring oil and gas pipelines to demonstrate their financial ability to respond to a catastrophic event and exists for the sole purpose of satisfying these regulations. Vector may only draw upon the facility if the funds are required to respond to a catastrophic event. The maximum potential payout at July 1, 2021 is USD $56 million. The funding of a loan under the terms of the credit facility is considered remote.
Environmental Contingencies
In order to comply with certain state environmental regulations, DT Midstream has an obligation to restore pipeline right-of-way slope failures that may arise in the ordinary course of business in the Utica and Marcellus shale region. Slope restoration expenditures are typically capital in nature. As of June 30, 2021 and December 31, 2020, DT Midstream had accrued contingent liabilities of $21 million and $23 million, respectively, for future slope restoration expenditures. DT Midstream believes the accrued amounts are sufficient to cover estimated future expenditures.
COVID-19 Pandemic
DT Midstream is actively monitoring the impact of the COVID-19 pandemic on supply chains, markets, counterparties, and customers, and any related impacts on operating costs, customer demand, and recoverability of assets that could materially impact DT Midstream’s financial results.
There have been no material adjustments or reserves deemed necessary to the financial statements as of June 30, 2021 as a result of COVID-19. DT Midstream cannot predict the future impacts of the COVID-19 pandemic on the Consolidated Financial Statements, as developments involving COVID-19 and its related effects on economic and operating conditions remain highly uncertain.

DT Midstream, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
NOTE 8 — SEGMENT AND RELATED INFORMATION
DT Midstream sets strategic goals, allocates resources, and evaluates performance based on the following structure:
Pipeline segment, formerly titled Pipeline and Other, owns and operates interstate and intrastate natural gas pipelines, storage systems, and natural gas gathering lateral pipelines. The segment also has interests in equity method investees that own and operate interstate natural gas pipelines. The segment is engaged in the transportation and storage of natural gas for intermediate and end user customers. The definition and composition of the segment was not impacted by the segment title change and remains consistent with prior periods.
Gathering segment owns and operates gas gathering systems. The segment is engaged in collecting natural gas from points at or near customers’ wells for delivery to plants for processing, to gathering pipelines for further gathering, or to pipelines for transportation, as well as associated ancillary services, including water impoundment, water storage, water transportation and sand mining.
Inter-segment billing for goods and services exchanged between segments is based upon contracted prices of the provider. Inter-segment billings were not significant for the three and six months ended June 30, 2021 and 2020.
The following table presents financial data by business segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(millions)
Operating Revenues:
Pipeline	$75	$57	$150	$113
Gathering	133	117	255	230
Total	$208	$174	$405	$343

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(millions)
Net Income Attributable to DT Midstream by Segment:
Pipeline	$44	$37	$86	$72
Gathering	24	34	60	70
Total	$68	$71	$146	$142

NOTE 9 — SUBSEQUENT EVENT
On August 5, 2021, DT Midstream's Board of Directors declared a quarterly dividend to shareholders of $0.60 per share payable on October 15, 2021.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion of our results of operations and financial condition should be read in conjunction with our Consolidated Financial Statements and the Notes to Consolidated Financial Statements, which are included under Part I, Item 1 of this quarterly report, and the historical consolidated financial statements and notes thereto, which are included in the Registration Statement on Form 10 (File No. 001-40392) as filed with the SEC on May 26, 2021. This discussion contains forward-looking statements that involve risks and uncertainties. The forward-looking statements are not historical facts, but rather are based on current expectations, estimates, assumptions and projections about the midstream industry and our business and financial results. Our actual results could differ materially from the results contemplated by these forward-looking statements due to a number of factors, including those discussed in the sections entitled "Forward-Looking Statements" and "Risk Factors."
OVERVIEW
The Separation
On October 27, 2020, DTE Energy announced that its Board of Directors had authorized the separation of the DTE midstream business, formerly known as DTE Gas Enterprises, LLC, and its consolidated subsidiaries ("DT Midstream") from DTE Energy.
In June 2021, in order to facilitate the Separation and settle short-term borrowings due to DTE Energy, DT Midstream issued long-term debt in the form of $2.1 billion senior notes and a $1.0 billion term loan facility. Using the debt proceeds, net of discount and issuance costs of $53 million, DT Midstream made the following cash payments:
•Settled Short-term borrowings due to DTE Energy as of June 30, 2021 of $2,537 million
•Settled Accounts Receivable due from DTE Energy and Accounts Payable due to DTE Energy as of June 30, 2021 for net cash of $9 million
•Provided a one-time special dividend to DTE Energy of $501 million
On July 1, 2021, DTE Energy completed the Separation through the distribution of 96,732,466 shares of DT Midstream common stock to DTE Energy shareholders of record as of 5:00 p.m. ET on June 18, 2021 (the "record date"). DTE Energy shareholders received one share of DT Midstream common stock for every two shares of DTE Energy common stock held at the close of business on the record date, with certain shareholders receiving cash in lieu of fractional shares of DT Midstream common stock.
Following the Separation on July 1, 2021, DT Midstream became an independent public company listed under the symbol "DTM" on the NYSE and DTE Energy no longer retains any ownership in DT Midstream.
In order to govern the ongoing relationships between DT Midstream and DTE Energy after the Separation and to facilitate an orderly transition, the parties entered into a series of agreements including the following:
•Separation and Distribution Agreement – sets forth the principal actions to be taken in connection with the Separation, including the transfer of assets and assumption of liabilities, among others, and sets forth other agreements governing aspects of the relationship between DTE Energy and DT Midstream.
•Transition Services Agreement – allows for DTE Energy to provide DT Midstream with specified services for a limited time and no longer than 24 months following the Separation, including support for accounting, tax, legal, human resources, informational technology, and various other administrative and operational services. Prior to the termination of the TSA, DT Midstream will establish standalone functions to provide services currently received from DTE Energy, or will obtain such services from unaffiliated third parties.
•Tax Matters Agreement – governs the respective rights, responsibilities and obligations of DTE Energy and DT Midstream after the Separation with respect to all tax matters.
•Employee Matters Agreement – addresses certain employment, compensation and benefits matters, including the allocation and treatment of certain assets and liabilities relating to DT Midstream employees.

In addition, DT Midstream has various commercial agreements with DTE Energy and its subsidiaries that will continue after the Separation. These agreements include certain pipeline, gathering, and storage services and operating and maintenance agreements.
Our Business
We provide multiple, integrated natural gas services to customers through two primary segments: (i) Pipeline, which includes interstate pipelines, intrastate pipelines, storage systems, lateral pipelines and related treatment plants and compression and surface facilities, and (ii) Gathering, which includes gathering systems and related treatment plants and compression and surface facilities.
Our core assets connect demand centers in the Midwestern U.S., Eastern Canada, Northeastern U.S. and Gulf Coast regions to production areas of the Marcellus/Utica and Haynesville dry natural gas formations in the Appalachian and Gulf Coast Basins, respectively.
The following table summarizes our financial results:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(millions)
Operating revenues	$208	$174	$405	$343
Net Income Attributable to DT Midstream	68	71	146	142
Net income attributable to DT Midstream decreased for the three months ended June 30, 2021 compared to the same period in 2020 primarily due to the loss on notes receivable for an investment in certain assets in the Utica shale region and Separation related transaction costs, partially offset by higher operating revenues from Blue Union and LEAP assets going into service in the third quarter of 2020. Net income attributable to DT Midstream increased for the six months ended June 30, 2021 compared to the same period of 2020 primarily due to higher operating revenues from Blue Union and LEAP assets going into service in the third quarter of 2020, partially offset by Separation related transaction costs and the loss on notes receivable for an investment in certain assets in the Utica shale region.
STRATEGY AND OUTLOOK
Our principal business objective is to safely and reliably operate and develop natural gas assets across our premier footprint. Our proven leadership and highly engaged employees have an excellent track record. Prospectively, we intend to continue this track record by executing on our natural gas-centric business strategy focused on disciplined capital deployment and supported by a flexible, well capitalized balance sheet. Additionally, we intend to employ greenhouse gas reducing technologies as part of our goal of being leading environmental stewards in the midstream industry and have committed to a net zero carbon emissions goal by 2050. Our strategy is premised on the following principles:
•disciplined capital deployment in assets supported by strong fundamentals;
•capitalize on asset integration and utilization opportunities;
•pursue economically attractive opportunities;
•grow cash flows supported by long-term firm revenue contracts; and
•provide exceptional service to our customers.
CAPITAL INVESTMENTS
Our businesses require capital investments for expansion of our existing assets, ongoing maintenance, and the development of new assets. We anticipate capital expenditures and contributions to equity method investees in 2021 of approximately $205 million to $230 million.

ENVIRONMENTAL MATTERS
We are subject to extensive U.S. federal, state, and local environmental regulations. Additional compliance costs may result as the effects of various substances on the environment are studied and governmental regulations are developed and implemented. Actual costs to comply with such regulation could vary substantially from our expectations. Pending or future legislation or regulation could have a material impact on our operations and financial position. Potential impacts include expenditures for environmental equipment, such as pollution control equipment, beyond what is currently planned, financing costs related to additional capital expenditures and the replacement costs of aging pipelines and other facilities.
For further discussion of environmental matters, see Note 7, "Commitments and Contingencies" to the Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.
COVID-19 PANDEMIC
During the first quarter of 2020, the COVID-19 pandemic began impacting the states in which we operate. We are actively monitoring the impact of the COVID-19 pandemic on supply chains, markets, counterparties and customers and any related impacts on operating costs, customer demand and recoverability of assets that could materially impact our financial results. To date, impacts from the COVID-19 pandemic have not had a material effect on our financial results.
RESULTS OF OPERATIONS
Management’s Discussion and Analysis of Financial Condition and Results of Operations includes financial information prepared in accordance with GAAP. The following sections provide a detailed discussion of the operating performance and future outlook of our segments. Segment information, described below, includes intercompany revenues and expenses, as well as other income and deductions that are eliminated in the Consolidated Financial Statements.
For purposes of the following discussion, any increases or decreases refer to the comparison of the three or six months ended June 30, 2021 to the three or six months ended June 30, 2020.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(millions)
Net Income Attributable to DT Midstream by Segment
Pipeline	$44	$37	$86	$72
Gathering	24	34	60	70
Total	$68	$71	$146	$142

Pipeline
The Pipeline segment, formerly titled Pipeline and Other, consists of our interstate pipelines, intrastate pipelines, storage systems, lateral pipelines and related treatment plants and compression and surface facilities. This segment also includes our equity method investments. Pipeline results and outlook are discussed below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(millions)
Operating revenues	$75	$57	$150	$113
Operation and maintenance	13	4	32	17
Depreciation and amortization	15	12	31	23
Taxes other than income	3	2	7	4
Operating Income	44	39	80	69
Interest expense	11	9	22	20
Interest income	—	(1)	(1)	(2)
Earnings from equity method investees	(28)	(24)	(60)	(54)
Other (income) and expense	—	2	(2)	1
Income Tax Expense	14	14	29	27
Net Income	47	39	92	77
Less: Net Income Attributable to Noncontrolling Interests	3	2	6	5
Net Income Attributable to DT Midstream	$44	$37	$86	$72
Operating revenues increased $18 million in the three months ended June 30, 2021 primarily due to LEAP going into service in the third quarter of 2020, partially offset by lower storage revenues. Operating revenues increased $37 million in the six months ended June 30, 2021 primarily due to LEAP going into service in the third quarter of 2020.
Operation and maintenance expense increased $9 million and $15 million in the three and six months ended June 30, 2021, respectively. The increase for both periods was primarily due to 2021 Separation related transaction costs.
Depreciation and amortization expense increased $3 million and $8 million in the three and six months ended June 30, 2021, respectively. The increase for both periods was primarily due to LEAP going into service in the third quarter of 2020, partially offset by lower depreciation of storage assets.
Earnings from equity method investees increased $4 million and $6 million in the three and six months ended June 30, 2021, respectively. The increase for both periods was primarily due to higher earnings from the NEXUS and Vector Pipelines.
Outlook
We believe our long-term agreements with customers and the location and connectivity of our pipeline assets soundly position the business for future growth. The Company will continue to pursue economically attractive expansion opportunities that leverage our current asset footprint and strategic relationships.

Gathering
The Gathering segment consists of our gathering systems and related treatment plants and compression and surface facilities. Gathering results and outlook are discussed below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(millions)
Operating revenues	$133	$117	$255	$230
Operation and maintenance	44	29	75	49
Depreciation and amortization	26	25	51	50
Taxes other than income	3	2	6	4
Asset (gains) losses and impairments, net	18	—	17	—
Operating Income	42	61	106	127
Interest expense	13	17	28	33
Interest income	(1)	—	(3)	—
Other (income) and expense	(1)	(2)	—	(1)
Income Tax Expense	7	12	21	25
Net Income Attributable to DT Midstream	$24	$34	$60	$70
Operating revenues increased $16 million and $25 million in the three and six months ended June 30, 2021, respectively. The increase in both periods was primarily due to higher revenues on Blue Union and AGS.
Operation and maintenance expense increased $15 million and $26 million in the three and six months ended June 30, 2021, primarily due to Blue Union operations and 2021 Separation related costs.
Asset (gains) losses and impairments, net increased $18 million and $17 million in the three and six months ended June 30, 2021, respectively. The increase in both periods was primarily due to a $19 million loss on notes receivable for an investment in certain assets in the Utica shale region, partially offset by a gain on sale of Michigan gathering assets.
Interest expense decreased $4 million and $5 million in the three and six months ended June 30, 2021, respectively. The decrease in both periods was primarily due to a lower interest rate on outstanding borrowings from DTE Energy.
Income Tax Expense decreased $5 million and $4 million in the three and six months ended June 30, 2021, respectively. The decreases were primarily due to lower pre-tax earnings and the impact of state tax rate changes.
Outlook
We believe our long-term agreements with producers and the quality of the natural gas reserves in the Marcellus/Utica and Haynesville shale regions soundly position the business for future growth. The Company will continue to pursue economically attractive expansion opportunities that leverage our current asset footprint and strategic relationships.

CAPITAL RESOURCES AND LIQUIDITY
Cash Requirements

DT Midstream's principal liquidity requirements are to finance our operations, fund capital expenditures, satisfy our indebtedness obligations, and pay dividends, as deemed appropriate. We believe we will have sufficient internal and external capital resources to fund anticipated capital and operating requirements. The Company expects that cash from operations in 2021 will be approximately $620 million to $680 million. We anticipate capital expenditures and contributions to equity method investees in 2021 of approximately $205 million to $230 million. Capital spending for growth of existing or new businesses will depend on the existence of opportunities that meet our risk-return and value creation criteria.

	Six Months Ended June 30,
	2021	2020
	(millions)
Cash at Beginning of Period	$42	$46
Net cash from operating activities	328	297
Net cash from (used for) investing activities	201	(499)
Net cash from (used for) financing activities	(534)	227
Net Increase (Decrease) in Cash	(5)	25
Cash and Restricted Cash at End of Period (a)	$37	$71
____________________________________
(a)Includes no Restricted Cash at June 30, 2021 and $40 million of Restricted cash at June 30, 2020.
Operating Activities
The cash flows from our operations can be impacted in the short term by the volumes gathered or transported through our systems, changing commodity prices, seasonality, weather fluctuations, dividends from equity method investees and the financial condition of our customers. Our preference to enter into firm service contracts with firm reservation fees helps minimize our long-term exposure to commodity prices and its impact on the financial condition of our customers, and provides us more stable operating performance and cash flows.

Net cash from operations increased by $31 million in the six months ended June 30, 2021. The increase was primarily due to an increase in net income; adjusted for depreciation and amortization expense, assets (gains) losses and impairments, net and changes in working capital items. The increase was partially offset by an increase in earnings from equity method investees, a decrease in dividends from equity method investees and a decrease in deferred income taxes.
Investing Activities
Cash outflows associated with investing activities are primarily the result of plant and equipment expenditures, acquisitions, and contributions to equity method investees, while cash inflows are generated from collection of notes receivable, distributions from equity method investees and asset sales.
Capital spending within our company is primarily for ongoing maintenance and expansion of our existing assets, and if identified, attractive growth opportunities. We have been disciplined in our capital deployment and make growth investments that meet our criteria in terms of strategy, management skills, and identified risks and expected returns. All potential investments are analyzed for their rates of return and cash payback on a risk adjusted basis.
Net cash from (used for) investing activities increased by $700 million in the six months ended June 30, 2021, primarily due to the Separation related cash settlement of the Notes receivable due from DTE Energy, a decrease in cash used for plant and equipment expenditures and a reduction in contributions to equity method investees.

Financing Activities
We have historically relied on short-term borrowings and contributions from DTE Energy as a source of funding for capital requirements not satisfied by our operations. In June 2021, we issued senior notes in an aggregate principal amount of $2.1 billion and entered into a Credit Agreement providing for a $1.0 billion Term Loan Facility and a $750 million Revolving Credit Facility. See Note 6, "Debt" to the Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.
Net cash from (used for) financing activities decreased by $761 million in the six months ended June 30, 2021, primarily due to the Separation related repayment of Short-term borrowings due to DTE Energy and payment of a one-time special dividend to DTE Energy, and a decrease in contributions from DTE Energy. These decreases were partially offset by net proceeds from the issuance of long-term debt in June 2021.
Outlook
We expect to continue executing on our natural gas-centric business strategy focused on disciplined capital deployment and supported by a flexible, well capitalized balance sheet. Other than the impact of the Separation on our debt and equity capitalization, described further below, we are not aware of any trends or other demands, commitments, events or uncertainties that will result in or that are reasonably likely to result in our liquidity increasing or decreasing materially.
Our working capital requirements will be primarily driven by changes in accounts receivable and accounts payable. We continue our efforts to identify opportunities to improve cash flows through working capital initiatives and obtaining additional long-term firm commitments from customers.
Historically, our sources of liquidity included cash generated from operations and, prior to the Separation, loans obtained through DTE Energy’s corporate-wide cash management program. As of December 31, 2020, we had Short-term borrowings due to DTE Energy of $3,175 million and Notes receivable due from DTE Energy of $263 million. After the Separation, our sources of liquidity include cash generated from operations and available borrowings under our Revolving Credit Facility.

In June 2021, we issued long-term debt in the form of $2.1 billion senior notes and a $1.0 billion Term Loan Facility. Proceeds were used for the repayment of the Short-term borrowings due to DTE Energy as well as a one-time special dividend provided to DTE Energy. We also entered into a $750 million secured Revolving Credit Facility for general corporate purposes and letter of credit issuances to support our future operations and liquidity.

As of June 30, 2021, we had $8 million of letters of credit outstanding. On July 1, 2021, we borrowed $25 million under our Revolving Credit Facility which was repaid on August 2, 2021. We have approximately $754 million of available liquidity as of July 1, 2021, consisting of cash and amounts available under our Revolving Credit Facility. We have $10 million in long-term debt related to the Term Loan Facility maturing in the next twelve months, which is expected to be paid through internally generated funds.

We expect to pay regular cash dividends in the future. Any payment of future dividends is subject to approval by the Board of Directors and may depend on our future earnings, cash flows, capital requirements, and financial condition. Over the long-term, we expect to grow our dividend consistent with cash flow growth and are targeting a payout ratio consistent with pure-play midstream companies.

We believe we will have sufficient operating flexibility, cash resources and funding sources to maintain adequate amounts of liquidity and to meet future operating cash, capital expenditure and debt servicing needs. However, virtually all of our businesses are capital intensive, or require access to capital, and the inability to access adequate capital could adversely impact future earnings and cash flows.
See Note 1, "Separation, Description of the Business, and Basis of Presentation", Note 6, "Debt" and Note 7, "Commitments and Contingencies" to the Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.

NEW ACCOUNTING PRONOUNCEMENTS
See Note 3, "New Accounting Pronouncements" to the Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Market Price Risk

Our business is dependent on the continued availability of natural gas production and reserves in our areas of operation. Low prices for natural gas, including those resulting from regional basis differentials, could adversely affect development of additional reserves and production that is accessible by our pipeline and storage assets. We account for our unconsolidated joint ventures as equity method investments in accordance with GAAP. Accordingly, we do not include our proportionate share of the revenues generated by our unconsolidated joint ventures in our operating revenues. We manage our exposure through the use of short, medium, and long-term storage, gathering, and transportation contracts. Consequently, our existing operations and cash flows have limited direct exposure to commodity price risk.
Credit Risk

We are exposed to credit risk, which is the risk that we may incur a loss if a counterparty fails to perform under a contract. We manage our exposure to credit risk associated with customers through credit analysis, credit approval, credit limits and monitoring procedures. For certain transactions, we may request letters of credit, cash collateral, prepayments or guarantees as forms of credit support. Our FERC tariffs require tariff customers that do not meet specified credit standards to provide three months of credit support however, we are exposed to credit risk beyond this three-month period when our tariffs do not require our customers to provide additional credit support. For some of our more recent long-term contracts associated with system expansions, we have entered into negotiated credit agreements that provide for enhanced forms of credit support if certain credit standards are not met.

We depend on key customers in the Haynesville shale formation in the Gulf Coast and in the Utica and Marcellus shale formation in the Northeast for a significant portion of our revenues. The loss of, or reduction in volumes from, any of these key customers could result in a decline in demand for our services and materially adversely affect our business, financial condition and results of operations.

We engage with customers that are non-investment grade, including three of our key customers, Indigo Minerals, LLC and/or its affiliates, Southwestern Energy Company and/or its affiliates and Antero Resources Corporation and/or its affiliates. Southwestern Energy Company announced that it has entered into a definitive merger agreement with Indigo Minerals, LLC, which is expected to close in the fourth quarter of 2021. These customers are otherwise considered creditworthy or are required to make prepayments or provide security to satisfy credit concerns.
Bankruptcies
We regularly monitor for bankruptcy proceedings that may impact our counterparties. See Note 7, "Commitments and Contingencies" to the Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.
Interest Rate Risk
DT Midstream is subject to interest rate risk in connection with the issuance of debt. DT Midstream's exposure to interest rate risk arises primarily from changes in LIBOR. As of June 30, 2021, DT Midstream had floating rate debt of $1.0 billion and a floating rate debt-to-total debt ratio of 32% related to the variable rate term loan facility issued in June 2021. See Note 6, "Debt" to the Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.
Summary of Sensitivity Analysis
A sensitivity analysis was performed on the fair values of long-term debt obligations for DT Midstream. The sensitivity analysis involved increasing and decreasing rates at June 30, 2021 by a hypothetical 10% and calculating the resulting change in the fair values. The hypothetical losses related to long-term debt would be realized only if DT Midstream transferred all of its fixed-rate long-term debt to other creditors. The results of the sensitivity analysis:

	Assuming a 10% Increase in Rates	Assuming a 10% Decrease in Rates	Change in the Fair Value of
Activity	As of June 30, 2021
	(millions)
Interest rate risk	$(78)	$80	Long-term debt

Item 4. Controls and Procedures
(a) Evaluation of disclosure controls and procedures
Management of DT Midstream carried out an evaluation, under the supervision and with the participation of DT Midstream's Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of DT Midstream's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2021, which is the end of the period covered by this report. Based on this evaluation, DT Midstream's CEO and CFO have concluded that such disclosure controls and procedures are effective in providing reasonable assurance that information required to be disclosed by DT Midstream in reports that it files or submits under the Exchange Act (i) is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms and (ii) is accumulated and communicated to DT Midstream's management, including its CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Due to the inherent limitations in the effectiveness of any disclosure controls and procedures, management cannot provide absolute assurance that the objectives of its disclosure controls and procedures will be attained.
(b) Changes in internal control over financial reporting
There have been no changes in DT Midstream's internal control over financial reporting during the quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, DT Midstream's internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
For information on legal proceedings and matters related to DT Midstream, see Note 7, "Commitments and Contingencies" to the Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.

Item 1A. Risk Factors
There are various risks associated with the operations of the DT Midstream's businesses. To provide a framework to understand the operating environment of DT Midstream, a brief explanation of the more significant risks associated with the DT Midstream's businesses is provided in the Registration Statement on Form 10 (File No. 001-40392) as filed with the SEC on May 26, 2021. Although DT Midstream has tried to identify and discuss key risk factors, others could emerge in the future.

Item 6. Exhibits

Exhibit Number	Description

(i) Exhibits filed herewith:

31.1	Chief Executive Officer Section 302 Form 10-Q Certification of Periodic Report

31.2	Chief Financial Officer Section 302 Form 10-Q Certification of Periodic Report

101.INS	XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Database

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

101	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

(ii) Exhibits furnished herewith:

32.1	Chief Executive Officer Section 906 Form 10-Q Certification of Periodic Report

32.2	Chief Financial Officer Section 906 Form 10-Q Certification of Periodic Report

(iii) Exhibits incorporated by reference:

2.1	Separation and Distribution Agreement, dated June 25, 2021, between DTE Energy Company and DT Midstream, Inc. (Exhibit 2.1 to DT Midstream's Form 8-K filed July 1, 2021)

3.1	Amended and Restated Certificate of Incorporation of DT Midstream, Inc., effective July 1, 2021 (Exhibit 3.1 to DT Midstream's Form 8-K filed July 1, 2021)

3.2	Amended and Restated Bylaws of DT Midstream, Inc., effective July 1, 2021 (Exhibit 3.2 to DT Midstream's Form 8-K filed July 1, 2021)

4.1	Indenture dated as of June 9, 2021 among DT Midstream, the Guarantors and U.S. Bank National Association, as trustee. (Exhibit 4.1 to DT Midstream's Form 8-K filed June 10, 2021)

10.1	Credit Agreement, dated as of June 10, 2021 by and among DT Midstream, Inc., as borrower, the Lenders party thereto, the L/C Issuers party thereto, and Barclays Bank PLC, as Administrative Agent and Collateral Agent. (Exhibit 10.1 to DT Midstream's Form 8-K filed June 10, 2021)

10.2	Transition Services Agreement, dated June 25, 2021, between DTE Energy Company and DT Midstream, Inc. (Exhibit 10.1 to DT Midstream's Form 8-K filed July 1, 2021)

10.3	Tax Matters Agreement, dated June 25, 2021, between DTE Energy Company and DT Midstream, Inc. (Exhibit 10.2 to DT Midstream's Form 8-K filed July 1, 2021)

10.4	Employee Matters Agreement, dated June 25, 2021, between DTE Energy Company and DT Midstream, Inc. (Exhibit 10.3 to DT Midstream's Form 8-K filed July 1, 2021)

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized.

Date:	August 6, 2021
DT MIDSTREAM, INC.

		By:	/S/ JEFFREY A. JEWELL
Jeffrey A. Jewell Chief Financial Officer
(Duly Authorized Officer)