Form 10-Q
period 2021-09-30
DT Midstream, Inc.
filed 2021-11-05
CIK 1842022

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period ended September 30, 2021
Or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number: 1-40392
DT Midstream, Inc.

Delaware	38-2663964
(State or other jurisdiction of incorporation or organization)	(I.R.S Employer Identification No.)
Registrant's address of principal executive offices: 500 Woodward Ave., Suite 2900, Detroit, Michigan 48226-1279
Former address: One Energy Plaza, Detroit, Michigan 48226-1279
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
Number of shares of common stock outstanding at September 30, 2021:

Description	Shares
Common stock, par value $0.01	96,732,466

DEFINITIONS
Unless the context otherwise requires, references to "we," "us," "our," "Registrant", or the "Company" and words of similar import refer to DT Midstream and, unless otherwise specified, its consolidated subsidiaries and its unconsolidated joint ventures. As used in this Form 10-Q, the terms and definitions below have the following meanings:

AGS	Appalachia Gathering System, a natural gas asset located in Pennsylvania and West Virginia, which DT Midstream owns 100%

ASU	Accounting Standards Update issued by the FASB

Bcf	Billion cubic feet of natural gas

Blue Union	Blue Union Gathering System, a 349-mile gathering system delivering shale gas production from the Haynesville formation of Louisiana to markets in the Gulf Coast region

BTU	British thermal unit, heat value (energy content) of fuel

COVID-19	Coronavirus disease of 2019

Distribution	Pro rata distribution to DTE Energy shareholders of all of the outstanding common stock of DT Midstream upon the Separation

DT Midstream	DT Midstream, Inc., formerly known as DTE Gas Enterprises, LLC, and its consolidated subsidiaries

DTE Energy	DTE Energy Company, the consolidating entity of DT Midstream prior to the Separation

FASB	Financial Accounting Standards Board

FERC	Federal Energy Regulatory Commission

GAAP	Generally Accepted Accounting Principles in the United States

Generation Pipeline	Generation Pipeline, a 25-mile pipeline located in northern Ohio and owned by NEXUS

LEAP	Louisiana Energy Access Project gathering lateral pipeline, a 155-mile pipeline gathering shale gas production from the Haynesville formation of Louisiana to markets in the Gulf Coast region

LIBOR	London Inter-Bank Offered Rates

Millennium Pipeline	A 263-mile interstate pipeline owned by Millennium Pipeline Company, LLC serving markets in the Northeast region, in which DT Midstream owns an approximate 26% interest

MMBtu	One million BTU

NYSE	New York Stock Exchange

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
•changes in expected production from Southwestern Energy Company and/or its affiliates (including Indigo Minerals, LLC), Antero Resources Corporation and/or its affiliates and other third parties in our areas of operation;
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
•interest rates;

•labor relations;
•large customer defaults;
•changes in tax status, as well as changes in tax rates and regulations;
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
•the effects of future litigation;
•the outcome of property tax assessment appeals;
•the qualification of the Separation as a tax-free Distribution;
•the allocation of tax attributes from DTE Energy in accordance with the Tax Matters Agreement;
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

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements

DT Midstream, Inc.
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
	(millions, except per share amounts)
Revenues
Operating revenues	$212	$203	$617	$546
Operating Expenses
Operation and maintenance	58	42	165	108
Depreciation and amortization	42	38	124	111
Taxes other than income	6	3	19	11
Asset (gains) losses and impairments, net	—	(4)	17	(4)
Operating Income	106	124	292	320
Other (Income) and Deductions
Interest expense	31	29	81	82
Interest income	—	(4)	(4)	(6)
Earnings from equity method investees	(30)	(23)	(90)	(77)
Other (income) and expense	(1)	(22)	(3)	(22)
Income Before Income Taxes	106	144	308	343
Income Tax Expense	29	39	79	91
Net Income	77	105	229	252
Less: Net Income Attributable to Noncontrolling Interests	3	4	9	9
Net Income Attributable to DT Midstream	$74	$101	$220	$243

Basic Earnings per Common Share
Net Income Attributable to DT Midstream	$0.77	$1.05	$2.28	$2.52

Diluted Earnings per Common Share
Net Income Attributable to DT Midstream	$0.77	$1.05	$2.28	$2.52

Weighted Average Common Shares Outstanding
Basic	96.7	96.7	96.7	96.7
Diluted	96.9	96.7	96.9	96.7

See Notes to Consolidated Financial Statements (Unaudited)

DT Midstream, Inc.
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
	(millions)
Net Income	$77	$105	$229	$252
Foreign currency translation and unrealized gain on derivatives, net of tax	—	1	1	1
Other Comprehensive Income	—	1	1	1
Comprehensive Income	77	106	230	253
Less: Comprehensive Income Attributable to Noncontrolling Interests	3	4	9	9
Comprehensive Income Attributable to DT Midstream	$74	$102	$221	$244

See Notes to Consolidated Financial Statements (Unaudited)

DT Midstream, Inc.
Consolidated Statements of Financial Position
(Unaudited)

	September 30,	December 31,
	2021	2020
	(millions)
ASSETS
Current Assets
Cash and cash equivalents	$128	$42
Accounts receivable (net of no allowance for expected credit loss for each period end)
Third party	146	123
Related party	—	3
Notes receivable
Due from DTE Energy	—	263
Third party	5	11
Related party	4	—
Deferred property taxes	6	24
Other	21	17
	310	483
Investments
Investments in equity method investees	1,687	1,691

Property
Property, plant, and equipment	4,075	3,981
Accumulated depreciation	(592)	(511)
	3,483	3,470
Other Assets
Goodwill	473	473
Long-term notes receivable
Third party	4	15
Related party	—	4
Operating lease right-of-use assets	41	45
Customer relationships and other intangible assets, net	2,097	2,140
Other	32	21
	2,647	2,698
Total Assets	$8,127	$8,342

See Notes to Consolidated Financial Statements (Unaudited)

DT Midstream, Inc.
Consolidated Statements of Financial Position
(Unaudited)

	September 30,	December 31,
	2021	2020
	(millions, except shares)
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable
Third party	$30	$29
Related party	—	10
Current portion of long-term debt	10	—
Operating lease liabilities	17	17
Short-term borrowings due to DTE Energy	—	3,175
Dividends payable	58	—
Interest payable	28	—
Property taxes payable	16	24
Other	36	33
	195	3,288

Long-Term Debt (net of current portion)	3,037	—

Other Liabilities
Deferred income taxes	828	743
Operating lease liabilities	25	28
Other	53	55
	906	826
Total Liabilities	4,138	4,114

Commitments and Contingencies (Note 7)

Stockholders' Equity/Member's Equity
Common stock ($0.01 par value, 550,000,000 shares authorized and 96,732,466 shares issued and outstanding at September 30, 2021, and no shares authorized, issued or outstanding at December 31, 2020)	1	—
Additional paid in capital	3,445	3,333
Retained earnings	403	751
Accumulated other comprehensive income (loss)	(10)	(11)
Total DT Midstream Equity	3,839	4,073
Noncontrolling interests	150	155
Total Equity	3,989	4,228
Total Liabilities and Equity	$8,127	$8,342

See Notes to Consolidated Financial Statements (Unaudited)

DT Midstream, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	September 30,
	2021	2020
	(millions)
Operating Activities
Net Income	$229	$252
Adjustments to reconcile Net Income to Net cash from operating activities:
Depreciation and amortization	124	111
Deferred income taxes	76	87
Earnings from equity method investees	(90)	(77)
Dividends from equity method investees	98	106
Asset (gains) losses and impairments, net	17	(4)
Changes in assets and liabilities:
Accounts receivable, net	(20)	(16)
Accounts payable — Third party	1	(4)
Accounts payable — Related party	(10)	(3)
Interest payable	28	—
Other current and noncurrent assets and liabilities	11	2
Net cash and cash equivalents from operating activities	464	454
Investing Activities
Plant and equipment expenditures	(96)	(440)
Proceeds from sale of assets	2	—
Distributions from equity method investees	6	2
Contributions to equity method investees	(11)	(30)
Notes receivable due from DTE Energy	263	(122)
Notes receivable — Third party and Related party	(1)	(11)
Net cash and cash equivalents from (used for) investing activities	163	(601)
Financing Activities
Issuance of long-term debt, net of discount and issuance costs	3,047	—
Repayment of long-term debt	(2)	—
Short-term borrowings (repayment of borrowings) from DTE Energy	(3,175)	286
Borrowings under the Revolving Credit Facility	25	—
Repayment of borrowings under the Revolving Credit Facility	(25)	—
Payment of Revolving Credit Facility issuance fees	(7)	—
Acquisition-related deferred payment	—	(380)
Distributions to noncontrolling interests	(13)	(10)
Dividend to DTE Energy	(501)	—
Contributions from DTE Energy	110	260
Net cash and cash equivalents (used for) from financing activities	(541)	156
Net Increase in Cash and Cash Equivalents	86	9
Cash at Beginning of Period	42	46
Cash, Cash Equivalents and Restricted Cash at End of Period (a)	$128	$55
(a) Includes no Restricted cash at September 30, 2021 and $15 million in Restricted cash at September 30, 2020.
Supplemental disclosure of cash information
Cash paid for:
Interest, net of interest capitalized	$50	$82
Income taxes	2	1
Supplemental disclosure of non-cash investing and financing activities
Plant and equipment expenditures in accounts payable and other accruals	$20	$62

See Notes to Consolidated Financial Statements (Unaudited)

DT Midstream, Inc.
Consolidated Statements of Changes in Stockholders' Equity/Member's Equity
(Unaudited)

			Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests
	Common Stock
	Shares	Amount					Total
	(millions, except shares)
Balance, December 31, 2020	—	$—	$3,333	$751	$(11)	$155	$4,228
Net Income	—	—	—	78	—	3	81
Reorganization to C Corporation (a)	1,000	—	—	—	—	—	—
Distributions to noncontrolling interests	—	—	—	—	—	(6)	(6)
Taxes and other adjustments	—	—	(1)	2	—	(1)	—
Other comprehensive income, net of tax	—	—	—	—	1	—	1
Balance, March 31, 2021	1,000	$—	$3,332	$831	$(10)	$151	$4,304
Net Income	—	—	—	68	—	3	71
Distributions to noncontrolling interests	—	—	—	—	—	(3)	(3)
Issuance of common shares to DTE Energy (b)	96,731,466	1	—	—	—	—	1
Dividend to DTE Energy	—	—	—	(501)	—	—	(501)
Taxes and other adjustments	—	—	121	(12)	—	—	109
Balance, June 30, 2021	96,732,466	$1	$3,453	$386	$(10)	$151	$3,981
Net Income	—	—	—	74	—	3	77
Dividends declared on common stock ($0.60 per common share)	—	—	—	(58)	—	—	(58)
Distributions to noncontrolling interests	—	—	—	—	—	(4)	(4)
Taxes and other adjustments	—	—	(8)	1	—	—	(7)
Balance, September 30, 2021	96,732,466	$1	$3,445	$403	$(10)	$150	$3,989
_____________________________________
(a)Issuance of common shares at $0.01 par value upon conversion to C Corporation from a single member LLC.
(b)Issuance of common shares to DTE Energy in anticipation of the Separation.

See Notes to Consolidated Financial Statements (Unaudited)

DT Midstream, Inc.
Consolidated Statements of Changes in Stockholders' Equity/Member's Equity
(Unaudited)

	Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests

					Total
	(millions)
Balance, December 31, 2019	$3,081	$501	$(13)	$155	$3,724
Net Income	—	71	—	3	74
Distributions to noncontrolling interests	—	—	—	(3)	(3)
Taxes and other adjustments	(1)	—	—	—	(1)
Other comprehensive income (loss), net of tax	—	—	(1)	—	(1)
Balance, March 31, 2020	$3,080	$572	$(14)	$155	$3,793
Net Income	—	71	—	2	73
Distributions to noncontrolling interests	—	—	—	(3)	(3)
Taxes and other adjustments	262	1	—	—	263
Other comprehensive income, net of tax	—	—	1	—	1
Balance, June 30, 2020	$3,342	$644	$(13)	$154	$4,127
Net Income	—	101	—	4	105
Distributions to noncontrolling interests	—	—	—	(4)	(4)
Taxes and other adjustments	(2)	—	—	—	(2)
Other comprehensive income, net of tax	—	—	1	—	1
Balance, September 30, 2020	$3,340	$745	$(12)	$154	$4,227

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
In connection with the Separation, on January 13, 2021, DTE Gas Enterprises, LLC converted into a Delaware corporation pursuant to a statutory conversion and changed its name to DT Midstream, Inc. At the conversion, DT Midstream issued 1,000 shares of common stock at $0.01 par value to its parent, a subsidiary of DTE Energy. As DT Midstream was a single member LLC as of September 30, 2020 and a corporation with stockholders' equity as of September 30, 2021, Consolidated Statements of Changes in Stockholders' Equity/Member’s Equity are presented as of September 30, 2021 and September 30, 2020. In June 2021, the DT Midstream Board of Directors authorized the issuance of an additional 96,731,466 common shares to DTE Energy in anticipation of the Separation, for a total of 96,732,466 common shares issued and outstanding.
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
Following the Separation on July 1, 2021, DT Midstream became an independent public company listed under the symbol "DTM" on the NYSE. DTE Energy no longer retains any ownership in DT Midstream.
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
In addition, DT Midstream has various commercial agreements with DTE Energy and its subsidiaries. These agreements include certain pipeline, gathering, and storage services and operating and maintenance agreements.

DT Midstream, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
Operation and maintenance for the three and nine months ended September 30, 2021 include approximately $1 million and $20 million, respectively, of Separation related transaction costs for legal, accounting, auditing and other professional services. DT Midstream expects to incur immaterial additional transaction costs in the fourth quarter in conjunction with the completed Separation.
Description of the Business
DT Midstream is an owner, operator, and developer of an integrated portfolio of natural gas midstream assets. The Company provides multiple, integrated natural gas services to customers through two primary segments: (i) Pipeline, which includes interstate pipelines, intrastate pipelines, storage systems, lateral pipelines and related treatment plants and compression and surface facilities, and (ii) Gathering, which includes gathering systems and related treatment plants and compression and surface facilities. DT Midstream's pipeline segment also includes interests in equity method investees which own and operate interstate pipelines, many of which have connectivity to DT Midstream’s assets.
DT Midstream’s core assets connect demand centers in the Midwestern U.S., Eastern Canada, Northeastern U.S. and Gulf Coast regions to production areas of the Marcellus/Utica and Haynesville dry natural gas formations in the Appalachian and Gulf Coast Basins, respectively.
Basis of Presentation
The Consolidated Financial Statements and Notes to Consolidated Financial Statements as of and for periods subsequent to July 1, 2021, the date of the Separation, reflect the consolidated financial position, results of operations and cash flows for DT Midstream as an independent company. GAAP requires management to use estimates and assumptions that impact reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities. Actual results may differ from DT Midstream’s estimates. DT Midstream believes the assumptions underlying these financial statements are reasonable.
Prior to the Separation, DT Midstream operated as a consolidated entity of DTE Energy and not as a standalone company. For the periods prior to the Separation, the Consolidated Financial Statements and Notes to Consolidated Financial Statements were prepared on a carve-out basis using the consolidated financial statements and accounting records of DTE Energy. The carve-out basis financial statements represent the historical financial position, results of operations, and cash flows of DT Midstream as they were historically managed in accordance with GAAP and reflect significant assumptions and allocations. The carve-out financial statements may not include all expenses that would have been incurred had DT Midstream existed as a standalone entity.
In DT Midstream's opinion, the accompanying unaudited Consolidated Financial Statements include all adjustments, consisting of only normal recurring adjustments, necessary to present a fair statement of our financial position as of September 30, 2021, results of operations for the three and nine months ended September 30, 2021 and 2020, statement of changes in stockholders' equity/member's equity for the three and nine months ended September 30, 2021 and 2020 and cash flows for the nine months ended September 30, 2021 and 2020. The balance sheet as of December 31, 2020 was derived from audited annual financial statements, but does not contain all of the footnote disclosures from the annual financial statements. Financial results for this interim period are not necessarily indicative of results that may be expected for any other interim period or for the year ending December 31, 2021. The Consolidated Financial Statements should be read in conjunction with the DT Midstream Consolidated Financial Statements and the Notes to Consolidated Financial Statements included in the Registration Statement on Form 10 (File No. 001-40392) as filed with the SEC on May 26, 2021.

DT Midstream, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
Cost Allocations
The Consolidated Financial Statements of DT Midstream include general corporate expenses of DTE Energy that have historically been allocated monthly to DT Midstream and classified within the appropriate Consolidated Statements of Operations line item. Corporate allocations include expenses related to labor and benefits, professional fees, shared assets and other expenses related to DTE Energy's corporate functions that provided support to DT Midstream. The allocation methodology utilized is consistent with the legacy allocation process, which allocates costs based on cost drivers. Cost drivers represent units of work that best reflect the consumption of resources within a specific corporate support function for a business group, and include time studies, activity-based metrics, headcount, and other allocation methods. DT Midstream believes this combination of cost drivers appropriately allocates costs attributable to our business. Effective July 1, 2021, with the completion of the Separation, DT Midstream no longer receives corporate allocations from DTE Energy. DTE Energy support services are provided through the TSA.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
	(millions)
Operation and maintenance	$—	$6	$32	$18
Total DTE Energy corporate allocations	$—	$6	$32	$18
Cash Management
DT Midstream's sources of liquidity include cash generated from operations and available borrowings under our Revolving Credit Facility. DT Midstream began investing in money market cash equivalents in August 2021.
Prior to the Separation, DT Midstream’s sources of liquidity included cash generated from operations and loans obtained through DTE Energy’s corporate-wide cash management program ("cash management program"), including a working capital loan agreement. Cash was managed centrally, with certain net earnings reinvested in, and working capital requirements met from, existing liquid funds. As a subsidiary of DTE Energy, DT Midstream’s bank accounts were set up as zero balance accounts held by DTE Energy. Cash was swept in and out of the bank’s accounts daily in order to achieve a zero balance at the close of each workday. Net DT Midstream cash inflows or outflows were settled daily against the notes receivable or borrowings, as applicable, with DTE Energy.
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
Notes receivable and borrowings with DTE Energy arising from the working capital loan agreement have been presented as assets and liabilities, respectively, on the Consolidated Statements of Financial Position. DTE Energy receivables and payables were classified as "related party" on the Consolidated Statements of Financial Position, given that their historical method of settlement is cash. The classification of these items as current or noncurrent is dependent on the due date of the asset or obligation.
DT Midstream had $3,175 million in Short-term borrowings due to DTE Energy and $263 million in Notes receivable due from DTE Energy at December 31, 2020. In the second quarter 2021, DTE Energy and DT Midstream amended the working capital loan agreements to combine all outstanding notes receivable and borrowings with DTE Energy into a single agreement with a net Short-term borrowing due to DTE Energy. Upon issuance of the senior notes and Term Loan Facility in June 2021, DT Midstream repaid the Short-term borrowing due to DTE Energy. See Note 6, "Debt" for further information regarding the external debt issuances.

DT Midstream, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
Prior to the Separation, interest expense recorded in the Consolidated Statements of Operations is primarily related to interest on the Short-term borrowings due to DTE Energy. DT Midstream incurred interest expense on Short-term borrowings due to DTE Energy of $32 million and $90 million for the three and nine months ended September 30, 2020, respectively, and $43 million for the nine months ended September 30, 2021. The working capital loan agreement had interest rates of 3.3% and 3.9% for 2021 and 2020, respectively, and a term of one year. No interest expense on Short-term borrowings due to DTE Energy was incurred after the Separation. Effective July 1, 2021, DT Midstream no longer participates in the cash management program and the working capital loan agreement was terminated.
Income Taxes
As discussed above, on July 1, 2021 DT Midstream completed the Separation from DTE Energy. For periods prior to the Separation, the results of DT Midstream’s operations were included in the consolidated federal and state income tax returns filed (and to be filed) by DTE Energy. After DTE Energy files its consolidated income tax returns for 2021, we anticipate there will be a settlement or adjustments to tax attributes (if any) between DT Midstream and DTE Energy in accordance with the terms of the Tax Matters Agreement for the first half of 2021 prior to the Separation.
For periods prior to the Separation, the income tax provision has been presented on a stand-alone basis as if DT Midstream filed separate federal, state, local, and foreign income tax returns, referred to as the separate return method. Consequently, certain income taxes currently payable or receivable are deemed to have been contributed to or distributed from DT Midstream, through Stockholders' Equity/Member's Equity, in the period that the liability or asset arose. Differences (if any) between the carrying value of assets and liabilities (including deferred taxes) prior to the Separation versus post Separation were recorded as contributed capital. DT Midstream’s income taxes, as presented in the comparative financial statements, may not be indicative of the income taxes that DT Midstream will generate in the future.
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
The following table summarizes the major items in the Consolidated Statements of Financial Position for consolidated VIEs as of September 30, 2021 and December 31, 2020. All assets and liabilities of a consolidated VIE are presented where it has been determined that a consolidated VIE has either (1) assets that can be used only to settle obligations of the VIE or (2) liabilities for which creditors do not have recourse to the general credit of the primary beneficiary. VIEs, in which DT Midstream holds a majority voting interest and is the primary beneficiary, that meet the definition of a business and whose assets can be used for purposes other than the settlement of the VIE's obligations have been excluded from the table below.

DT Midstream, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
Amounts for consolidated VIEs are as follows:

	September 30, 2021	December 31, 2020
	(millions)
ASSETS (a)
Cash	$28	$34
Accounts receivable — third party	8	8
Other current assets	1	2
Intangible assets, net	516	527
Property, plant and equipment, net	407	411
Goodwill	25	25
	$985	$1,007

LIABILITIES (a)
Accounts payable and other current liabilities	$2	$2
Other noncurrent liabilities	4	5
	$6	$7
_____________________________________
(a)Amounts shown are 100% of the consolidated VIEs' assets and liabilities.
Prior to the third quarter 2021, NEXUS was classified as a VIE. NEXUS was not consolidated as DT Midstream was not the primary beneficiary, and DT Midstream accounted for its ownership interest in NEXUS under the equity method of accounting. In the third quarter 2021, it was determined NEXUS is capable of financing its own operations without additional subordinated financial support. As a result, it was concluded that NEXUS was no longer a VIE due to sufficient equity at risk to finance its activities. DT Midstream will continue to account for its ownership interest in NEXUS under the equity method of accounting.
DT Midstream has a variable interest in an investment in certain assets in the Utica shale region that is accounted for as a Note receivable — Third party. DT Midstream does not have an ownership interest in the entity and is not the primary beneficiary. The maximum risk exposure is limited to amounts DT Midstream has funded, which are accounted for as a note receivable, or committed to fund for joint development activities. See Note 2, "Significant Accounting Policies – Financing Receivables" for additional discussion.
Amounts for non-consolidated VIEs are as follows:

	September 30, 2021	December 31, 2020
	(millions)
Investments in equity method investees	$—	$1,349
Notes receivable — current	5	11
Notes receivable — noncurrent	4	15
Future funding commitments	$—	$21
Related Parties
Transactions between DT Midstream and DTE Energy prior to the Separation, as well as all transactions between DT Midstream and its equity method investees, have been presented as related party transactions in the accompanying Consolidated Financial Statements.

DT Midstream, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
Equity Method Investments
Investments in non-consolidated affiliates that are not controlled by DT Midstream, but over which we have significant influence, are accounted for using the equity method of accounting. As of September 30, 2021 and December 31, 2020, DT Midstream’s share of the underlying equity in the net assets of the investees exceeded the carrying amounts of Investments in equity method investees by $17 million and $13 million, respectively. The difference will be amortized over the life of the underlying assets. As of September 30, 2021 and December 31, 2020, DT Midstream's consolidated retained earnings balance includes undistributed earnings from equity method investments of $83 million and $94 million, respectively.
Equity method investees are described below:

	Investments As of		% Owned As of
	September 30, 2021	December 31, 2020	September 30, 2021	December 31, 2020
Equity Method Investee
	(millions)
NEXUS	$1,345	$1,349	50%	50%
Vector Pipeline	137	134	40%	40%
Millennium Pipeline	205	208	26%	26%
Total investments in equity method investees	$1,687	$1,691
For further information by segment, see Note 9, "Segment and Related Information."

The following table presents summarized financial information of non-consolidated equity method investees in which DT Midstream owns 50% or less. The amounts included below represent 100% of the results of continuing operations of such entities.

Summarized income statement data is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
	(millions)
Operating revenues	$180	$172	$546	$524
Operating expenses	92	97	281	290
Net Income	$80	$67	$239	$209
Property taxes
An equity investee is currently in a property tax appeal. The equity investee has accrued its best estimate of the probable property tax liability net of payments made in accordance with applicable laws. The actual amount of any settlement could be materially more or less than the amount currently accrued which could result in a material cash payment and impact earnings from equity method investees.

DT Midstream, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES
Cash and Cash Equivalents
Cash and cash equivalents include cash in banks and highly liquid money market investments with remaining maturities of three months or less, when purchased. Cash equivalents are stated at cost, which approximates fair value.
Financing Receivables
Financing receivables are primarily composed of trade accounts receivable, notes receivable, and unbilled revenue. DT Midstream's financing receivables are stated at net realizable value.
DT Midstream regularly monitors the credit quality of its financing receivables by reviewing credit quality indicators and monitoring for triggering events, such as a credit rating downgrade or bankruptcy. Credit quality indicators include, but are not limited to, credit agency ratings where available, collection history, collateral, counterparty financial statements and other internal metrics. Utilizing such data, DT Midstream has determined three internal grades of credit quality. Internal grade 1 includes financing receivables for counterparties where credit rating agencies have rated the counterparty as investment grade. If credit ratings are not available, DT Midstream utilizes other credit quality indicators to determine the risk level associated with the financing receivable. Internal grade 1 may include financing receivables for counterparties for which credit rating agencies have rated the counterparty as below investment grade if, due to favorable information on other credit quality indicators, DT Midstream has determined the risk level to be similar to that of an investment grade counterparty. Internal grade 2 includes financing receivables for counterparties with limited credit information and those with a higher risk profile based upon credit quality indicators. Internal grade 3 reflects financing receivables for which the counterparties have the greatest level of risk, including those in bankruptcy status.
The following table presents DT Midstream's third party and related party notes receivable by year of origination, classified by internal grade of credit quality. The related credit quality indicators and risk ratings utilized to develop the internal grades have been updated through September 30, 2021.

	Year of Origination
	2021	2020	2019 and prior	Total
	(millions)
Notes receivable
Internal grade 1 (a)	$—	$—	$4	$4
Internal grade 2	—	—	—	—
Internal grade 3	—	—	9	9
Total Notes receivable — Third party and Related party	$—	$—	$13	$13
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

Cash payments received for notes receivable on nonaccrual status that do not bring the account contractually current are first applied to contractually owed past due interest, with any remainder applied to principal. Recognition of interest income is generally resumed when the note receivable becomes contractually current.

DT Midstream, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
DT Midstream has an investment in certain assets in the Utica shale region which is accounted for as a Note receivable — Third party. In the second quarter 2021, we assessed the note receivable for expected loss due to lower than expected actual volumes and proceeds received, and reduced forecasted volumes based on data made available in the second quarter 2021. As a result of the discounted cash flow analysis, in the second quarter 2021, we recorded a $19 million loss on the note receivable to Asset (gains) losses and impairments, net on the Consolidated Statement of Operations. Additionally, DT Midstream ceased accruing interest on the note receivable balance and reclassified the note to an Internal grade 3 receivable. As cash payments are received in future periods, a portion will be recognized as interest income. It is possible that significant decreases in forecasted production volumes or commodity prices could result in additional losses on the Note receivable – Third party. There are no other notes receivable on nonaccrual status as of September 30, 2021.
There are no past due financing receivables for DT Midstream as of September 30, 2021.
For trade accounts receivable, the customer allowance for expected credit loss is calculated based on specific review of future collections based on receivable balances generally in excess of 30 days. Existing and future economic conditions, historical loss rates, customer trends and other relevant factors that may affect our ability to collect are also considered. Receivables are written off on a specific identification basis and determined based on the specific circumstances of the associated receivable. Uncollectible expense was zero for the three and nine months ended September 30, 2021, and zero and $2 million for the three and nine months ended September 30, 2020, respectively.
DT Midstream has been monitoring the impacts from the COVID-19 pandemic on our customers and various counterparties. As of September 30, 2021, the impact on collectability of DT Midstream’s receivables has not been material.
Operation and maintenance
Operation and maintenance is primarily comprised of costs for labor, outside services, materials, compression, purchased natural gas and other operating and maintenance costs. Corporate allocations from DTE Energy, including Separation related transaction costs for legal, accounting, auditing and other professional services DTE Energy incurred for the benefit of DT Midstream, are also included in Operation and maintenance.
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
The interim ETRs of DT Midstream are 27% for both the three months ended September 30, 2021 and 2020, and 26% and 27% for the nine months ended September 30, 2021 and 2020, respectively. The difference between the interim ETR and federal statutory rate of 21% is primarily related to state income taxes.
Earnings per share
The DT Midstream Board of Directors authorized the issuance of an additional 96,731,466 common shares to DTE Energy on June 30, 2021 in anticipation of the Separation, for a total of 96,732,466 common shares issued and outstanding. This share amount is utilized for the calculation of basic and diluted earnings per share for all periods presented based on Net Income attributable to DT Midstream. For the three and nine months ended September 30, 2021 and 2020, these shares are treated as issued and outstanding for purposes of calculating historical earnings per share.
Basic earnings per share is calculated by dividing Net Income attributable to DT Midstream by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect the dilution that would occur if any potentially dilutive instruments were exercised or converted into common shares. Restricted stock units and performance shares that are dilutive are included in the determination of weighted average shares outstanding. Restricted stock units and performance shares do not receive cash dividends, as such, these awards are not considered participating securities.

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
Disaggregation of Revenue
The following is a summary of revenues disaggregated by segment:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
	(millions)
Pipeline (a)	$77	$72	$227	$185
Gathering	$135	$131	$390	$361
Total operating revenues	$212	$203	$617	$546
______________________________________
(a)Includes revenues outside the scope of Topic 606 primarily related to contracts accounted for as leases of $3 million for both the three months ended September 30, 2021 and 2020, and $7 million for both the nine months ended September 30, 2021 and 2020.

DT Midstream, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
Deferred Revenue
The following is a summary of deferred revenue activity:

(millions)
Balance at January 1, 2021	$22
Increases due to cash received or receivable, excluding amounts recognized as revenue during the period	4
Revenue recognized that was included in the deferred revenue balance at the beginning of the period	(2)
Balance at September 30, 2021	$24
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
The following table presents deferred revenue amounts as of September 30, 2021 that are expected to be recognized as revenue in future periods:

(millions)
Remainder of 2021	$1
2022	5
2023	3
2024	3
2025	3
2026 and thereafter	9
Total	$24
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
The following table presents revenue amounts related to fixed consideration associated with unsatisfied performance obligations as of September 30, 2021 that are expected to be recognized as revenue in future periods:

(millions)
Remainder of 2021	$22
2022	87
2023	79
2024	68
2025	63
2026 and thereafter	126
Total	$445

DT Midstream, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
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
•Level 2 — Consists of inputs other than quoted prices included within Level 1 that are directly observable for the assets or liabilities or indirectly observable through corroboration with observable market data.
•Level 3 — Consists of unobservable inputs for assets or liabilities whose fair value is estimated based on internally developed models or methodologies using inputs that are generally less readily observable and supported by little, if any, market activity at the measurement date. Unobservable inputs are developed based on the best available information and subject to cost-benefit constraints.
Fair Value of Financial Instruments
The following table presents the carrying amount and fair value of financial instruments:

	September 30, 2021				December 31, 2020
	Carrying	Fair Value			Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3	Amount	Level 1	Level 2	Level 3
	(millions)
Cash equivalents (a)	$50	$—	$50	$—	$—	$—	$—	$—
Short-term notes receivable
Due from DTE Energy	—	—	—	—	263	—	—	292
Third party	5	—	—	5	11	—	—	11
Related party	4	—	—	4	—	—	—	—
Long-term notes receivable
Third party	4	—	—	4	15	—	—	15
Related party	—	—	—	—	4	—	—	4
Short-term borrowings due to DTE Energy	—	—	—	—	3,175	—	—	3,517
Long-term debt (b)	$3,047	$—	$3,145	$—	$—	$—	$—	$—
______________________________________
(a)Measured and recorded at fair value on a recurring basis.
(b)Includes debt due within one year. Carrying value represents principal of $3,098 million, net of unamortized debt discounts and issuance costs.
The fair values of DT Midstream’s non-publicly traded notes receivable due from DTE Energy and short-term borrowings due to DTE Energy were based on an internally developed model and are classified as Level 3 within the fair value hierarchy. As described in Note 2, "Significant Accounting Policies", the fair value of the Notes receivable - third party as of September 30, 2021 was based on a discounted cash flow analysis performed in the second quarter 2021.

DT Midstream, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
NOTE 6 — DEBT
Debt Issuances

On June 9, 2021, DT Midstream issued senior unsecured notes of $1.1 billion in aggregate principal amount due June 15, 2029 (the "2029 Notes") and $1.0 billion in aggregate principal amount due June 15, 2031 (the "2031 Notes"). On June 10, 2021, DT Midstream entered into a Credit Agreement (the "Credit Agreement") that provides for a $1.0 billion 7-year term loan facility (the "Term Loan Facility") and a $750 million 5-year secured revolving credit facility (the "Revolving Credit Facility").
Long-Term Debt
DT Midstream's long-term debt outstanding included:

				September 30,
Title	Type	Interest Rate	Maturity Date	2021
				(millions)
2029 Notes	Senior Notes (a) (c)	4.125%	2029	$1,100
2031 Notes	Senior Notes (a) (c)	4.375%	2031	1,000
Term Loan Facility	Term Loan Facility (a)	Variable (b)	2028	998
				3,098
Unamortized debt discount				(5)
Unamortized debt issuance costs				(46)
Long-term debt due within one year				(10)
Total Long-term debt				$3,037
______________________________

(a) Debt proceeds were used for the repayment of short-term borrowings due to DTE Energy to facilitate the Separation of DT Midstream, as well as a one-time special dividend provided to DTE Energy. See Note 1, "Separation, Description of the Business, and Basis of Presentation" to the Consolidated Financial Statements for additional information.
(b) Variable rate is LIBOR plus 2.00%, where LIBOR will not be less than 0.50%. The Term Loan Facility includes $900 million with a six-month LIBOR interest period ending December 31, 2021 and $98 million with a six-month LIBOR interest period ending March 31, 2022.
(c) Interest payable semi-annually in arrears each June 15 and December 15, commencing December 15, 2021.
The following table presents the scheduled debt maturities, excluding any unamortized discount on debt:

	Remainder of 2021	2022	2023	2024	2025	2026 and Thereafter	Total
	(millions)
Debt maturities	$3	10	10	10	10	3,055	$3,098

DT Midstream, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
Short-Term Credit Arrangements and Borrowings
The following table presents the availability under the Revolving Credit Facility:

September 30,
2021
(millions)
Total availability
Revolving Credit Facility, expiring June 2026	$750
Amounts outstanding
Revolving Credit Facility borrowings(a)	—
Letters of credit	8
8
Net availability	$742
______________________________

(a) Interest rate on amounts outstanding is LIBOR plus 2.00%.
Borrowings under the Revolving Credit Facility are used for general corporate purposes and letter of credit issuances to support DT Midstream's future operations and liquidity. The Revolving Credit Facility incurred issuance fees of $7 million, net of amortization, that are included in Other noncurrent assets on DT Midstream's Consolidated Statements of Financial Position as of September 30, 2021. These fees are being amortized over the term of the Revolving Credit Facility. On July 1, 2021, DT Midstream borrowed $25 million under the Revolving Credit Facility which was repaid on August 2, 2021.
The Credit Agreement covering the Term Loan Facility and Revolving Credit Facility includes financial covenants that DT Midstream must maintain. These covenants restrict the ability of DT Midstream and its subsidiaries to incur additional indebtedness and guarantee indebtedness, create or incur liens, engage in mergers, consolidations, liquidations or dissolutions, sell, transfer or otherwise dispose of assets, make investments, acquisitions, loans or advances, pay dividends and distributions or repurchase capital stock, prepay, redeem or repurchase certain junior indebtedness, enter into agreements that limit the ability of the restricted subsidiaries to make distributions to DT Midstream or the ability of DT Midstream and its restricted subsidiaries to incur liens on assets and enter into certain transactions with affiliates. The Term Loan Facility requires the maintenance of a minimum debt service coverage ratio of 1.1 to 1, and the Revolving Credit Facility requires maintenance of (i) a maximum consolidated net leverage ratio of 5 to 1, and (ii) a minimum interest coverage ratio of no less than 2.5 to 1. The debt service coverage ratio means the ratio of annual consolidated EBITDA to debt service, as defined in the Credit Agreement. The consolidated net leverage ratio means the ratio of net debt determined in accordance with GAAP to annual consolidated EBITDA. The interest coverage ratio means the ratio of annual consolidated EBITDA to annual interest expense, as defined in the Credit Agreement. At September 30, 2021, the debt service coverage ratio, the consolidated net leverage ratio and the interest coverage ratio was 5.9 to 1, 4.1 to 1 and 6.0 to 1, respectively, and DT Midstream was in compliance with these financial covenants.

NOTE 7 — COMMITMENTS AND CONTINGENCIES
From time to time, DT Midstream is subject to legal, administrative and environmental proceedings before various courts, arbitration panels and governmental agencies concerning claims arising in the ordinary course of business. These proceedings include certain contract disputes, additional environmental reviews and investigations, audits and pending judicial matters. DT Midstream cannot predict the final disposition of such proceedings. DT Midstream regularly reviews legal matters and records provisions for claims that we can estimate and are considered probable of loss. The amount or range of reasonably possible losses is not anticipated to, either individually or in the aggregate, materially adversely affect DT Midstream’s business, financial condition and results of operations.
Guarantees
In certain limited circumstances, DT Midstream enters into contractual guarantees. DT Midstream may guarantee another entity's obligation in the event it fails to perform and may provide guarantees in certain indemnification agreements. Additionally, DT Midstream may provide indirect guarantees for the indebtedness of others. In connection with the Separation, DT Midstream assumed guarantees from DTE Energy valued at $17 million as of September 30, 2021. Payments under these guarantees are considered remote. DT Midstream did not have any guarantees of other parties' obligations as of September 30, 2021.

DT Midstream, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
Vector Pipeline Line of Credit
In July 2021 and in conjunction with the Separation, DT Midstream assumed the Vector Pipeline line of credit from DTE Energy. DT Midstream became the lender under the revolving term credit facility to Vector Pipeline, the borrower, in the amount of Canadian $70 million. The credit facility was initially executed in response to the passage of Canadian regulations requiring oil and gas pipelines to demonstrate their financial ability to respond to a catastrophic event and exists for the sole purpose of satisfying these regulations. Vector Pipeline may only draw upon the facility if the funds are required to respond to a catastrophic event. The maximum potential payout at September 30, 2021 is USD $55 million. The funding of a loan under the terms of the credit facility is considered remote.
Environmental Contingencies
In order to comply with certain state environmental regulations, DT Midstream has an obligation to restore pipeline right-of-way slope failures that may arise in the ordinary course of business in the Utica and Marcellus shale region. Slope restoration expenditures are typically capital in nature. As of September 30, 2021 and December 31, 2020, DT Midstream had accrued contingent liabilities of $21 million and $23 million, respectively, for future slope restoration expenditures. DT Midstream believes the accrued amounts are sufficient to cover estimated future expenditures.
COVID-19 Pandemic
DT Midstream is actively monitoring the impact of the COVID-19 pandemic on supply chains, markets, counterparties, and customers, and any related impacts on operating costs, customer demand, and recoverability of assets that could materially impact DT Midstream’s financial results.
There have been no material adjustments or reserves deemed necessary to the financial statements as of September 30, 2021 as a result of COVID-19. DT Midstream cannot predict the future impacts of the COVID-19 pandemic on the Consolidated Financial Statements, as developments involving COVID-19 and its related effects on economic and operating conditions remain highly uncertain.

NOTE 8 — STOCK-BASED COMPENSATION

Prior to the Separation, DT Midstream employees participated in DTE Energy's Long-Term Incentive Plan. At the Separation, outstanding DT Midstream employee restricted stock awards and performance share awards were modified or settled as follows:

•DTE Energy restricted stock awards were converted into DT Midstream restricted stock units;

•DTE Energy settled two-thirds of the 2019 performance share awards and one-third of the 2020 performance share awards; and

•Remaining unsettled DTE Energy performance share awards were converted into DT Midstream performance share awards.

The restricted stock and performance awards were converted using a formula designed to preserve the fair value of the awards immediately prior to the Separation. All converted awards retained the vesting schedule of the original awards. The conversion of the restricted stock and performance awards qualified as an accounting modification under GAAP. The pre- and post- Separation fair value of the awards was compared and any incremental fair value was added to the original grant date fair value of the awards. The Separation modification gave rise to incremental fair value of approximately $1 million for the performance share awards granted in January 2021 and is reflected in the compensation cost charged to income and the unrecognized compensation cost described below. The Separation modification did not give rise to incremental fair value for any other converted restricted stock or performance share awards.

DT Midstream, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
The DT Midstream, Inc. Long-Term Incentive Plan ("DT Midstream Plan") began on the Separation date. The DT Midstream Plan permits the grant of incentive and nonqualified stock options, stock appreciation rights, restricted stock and restricted stock units, performance shares, and performance units to employees and members of its Board of Directors. As a result of a grant of a restricted stock award, a settlement of restricted stock units or performance shares, or by exercise of a participant's stock option, DT Midstream may deliver common stock from its authorized but unissued common stock and/or from outstanding common stock acquired by or on behalf of DT Midstream in the name of the participant. Key provisions of the DT Midstream Plan are:

•Authorized limit is 3,000,000 shares of common stock. The authorized limit increases annually on January 1 by the lesser of 1,750,000 shares of common stock or the amount determined by the DT Midstream Board of Directors; and

•Prohibits the grant of a stock option with an exercise price that is less than the fair market value of DT Midstream's stock on the grant date.

The following table summarizes the components of stock-based compensation for DT Midstream. Prior to the Separation, DT Midstream received an allocation of costs from DTE Energy associated with stock-based compensation. Allocated costs for the three and nine months ended September 30, 2020 and the first six months of 2021 are included in the table below. No costs were allocated after July 1, 2021.

The following table presents allocated costs through June 30, 2021 and costs incurred directly by DT Midstream subsequent to June 30, 2021:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
	(millions)
Stock-based compensation expense	$3	$2	$7	$5
Tax benefit	1	1	2	1

Restricted Stock Units

Restricted stock units awarded under the DT Midstream Plan are for a specified number of shares of DT Midstream common stock that entitle the holder to receive shares of DT Midstream common stock, a cash payment, or any combination of cash and common stock at the end of the vesting period, which is generally three or four years. Restricted stock units are deemed to be equity awards. During the vesting period, the recipient of the restricted stock unit has no shareholder rights. During the period beginning on the grant date and ending on the vesting date, the number of restricted stock units will be increased, assuming full dividend reinvestment at the fair market value on the dividend payment date.

The restricted stock units are recorded at cost that approximates fair value on the grant date. The cost is amortized to compensation expense on a graded vesting schedule over the vesting period.

The following table summarizes DT Midstream's restricted stock unit activity for the nine months ended September 30, 2021:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Balance at December 31, 2020	—	$—
Converted at Separation	102,043	35.53
Grants	356,481	43.22
Forfeitures	—	—
Balance at September 30, 2021	458,524	$41.51

DT Midstream, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
Performance Share Awards

Performance shares awarded under the DT Midstream Plan are for a specified number of shares of DT Midstream common stock that entitle the holder to receive a cash payment, shares of common stock or a combination thereof. The final value of the award is determined by the achievement of certain performance objectives and market conditions. The awards vest at the end of a specified period, usually three years. The DT Midstream stock price and number of probable shares attributable to market conditions for such equity awards are fair valued only at the grant date. For the awards converted at the Separation, the grant date fair value was based on DTE Energy stock price and market conditions at grant date.

During the vesting period, the recipient of a performance share award has no shareholder rights. During the period beginning on the date the performance shares are awarded and ending on the certification date of the performance objectives, the number of performance shares awarded will be increased, assuming full dividend reinvestment at the fair market value on the dividend payment date. The cumulative number of performance shares will be adjusted to determine the final payment based on the performance objectives achieved. Performance share awards are nontransferable and are subject to risk of forfeiture.

The following table summarizes DT Midstream's performance share activity for the nine months ended September 30, 2021:

	Performance Shares	Weighted Average Grant Date Fair Value
Balance at December 31, 2020	—	$—
Converted at Separation	290,544	40.52
Forfeitures	—	—
Balance at September 30, 2021	290,544	$40.52

Unrecognized Compensation Costs

As of September 30, 2021, DT Midstream had $24 million of total unrecognized compensation cost related to non-vested stock incentive plan arrangements. The cost is expected to be recognized over a weighted-average period of 2.34 years.

DT Midstream, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
NOTE 9 — SEGMENT AND RELATED INFORMATION
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
Inter-segment billing for goods and services exchanged between segments is based upon contracted prices of the provider. Inter-segment billings were not significant for the three and nine months ended September 30, 2021 and 2020.
The following table presents financial data by business segment:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
	(millions)
Operating Revenues:
Pipeline	$77	$72	$227	$185
Gathering	135	131	390	361
Total	$212	$203	$617	$546

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
	(millions)
Net Income Attributable to DT Midstream by Segment:
Pipeline	$41	$42	$127	$114
Gathering	33	59	93	129
Total	$74	$101	$220	$243

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
OVERVIEW
The Separation
On October 27, 2020, DTE Energy announced that its Board of Directors had authorized the separation of the DTE midstream business, formerly known as DTE Gas Enterprises, LLC, and its consolidated subsidiaries ("DT Midstream", "we", "our", "us") from DTE Energy.
In June 2021, in order to facilitate the Separation and settle short-term borrowings due to DTE Energy, we issued long-term debt in the form of $2.1 billion senior notes and a $1.0 billion term loan facility. Using the debt proceeds, net of discount and issuance costs of $53 million, we made the following cash payments:
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
Following the Separation on July 1, 2021, we became an independent public company listed under the symbol "DTM" on the NYSE. DTE Energy no longer retains any ownership in our company.
See Note 1, "Separation, Description of the Business, and Basis of Presentation" to the Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.
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

The following table summarizes our financial results:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
	(millions)
Operating revenues	$212	$203	$617	$546
Net Income Attributable to DT Midstream	74	101	220	243
Operating revenues increased for the three and nine months ended September 30, 2021 in both our Pipeline and Gathering segments.
Net income attributable to DT Midstream decreased for the three months ended September 30, 2021 due to lower earnings at our Gathering segment. Net income attributable to DT Midstream decreased for the nine months ended September 30, 2021 due to lower earnings at our Gathering segment, partially offset by higher earnings at our Pipeline segment.
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
For purposes of the following discussion, any increases or decreases refer to the comparison of the three or nine months ended September 30, 2021 to the three or nine months ended September 30, 2020.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
	(millions)
Net Income Attributable to DT Midstream by Segment
Pipeline	$41	$42	$127	$114
Gathering	33	59	93	129
Total	$74	$101	$220	$243

Pipeline
The Pipeline segment, formerly titled Pipeline and Other, consists of our interstate pipelines, intrastate pipelines, storage systems, lateral pipelines and related treatment plants and compression and surface facilities. This segment also includes our equity method investments. Pipeline results and outlook are discussed below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
	(millions)
Operating revenues	$77	$72	$227	$185
Operation and maintenance	12	9	44	26
Depreciation and amortization	16	13	47	36
Taxes other than income	3	—	10	4
Asset (gains) losses and impairments, net	—	1	—	1
Operating Income	46	49	126	118
Interest expense	15	12	37	32
Interest income	—	—	(1)	(2)
Earnings from equity method investees	(30)	(23)	(90)	(77)
Other (income) and expense	(1)	(2)	(3)	(1)
Income Tax Expense	18	16	47	43
Net Income	44	46	136	123
Less: Net Income Attributable to Noncontrolling Interests	3	4	9	9
Net Income Attributable to DT Midstream	$41	$42	$127	$114
Operating revenues increased $5 million and $42 million in the three and nine months ended September 30, 2021 primarily due to higher LEAP revenues, partially offset by lower storage revenues. LEAP was placed into service in the third quarter of 2020.
Operation and maintenance expense increased $3 million in the three months ended September 30, 2021 primarily due to higher public company costs and LEAP going into service in the third quarter of 2020. Operation and maintenance expense increased $18 million in the nine months ended September 30, 2021 primarily due to 2021 Separation related transaction costs of $10 million, higher public company costs and LEAP operating costs after it was placed into service.
Depreciation and amortization expense increased $3 million and $11 million in the three and nine months ended September 30, 2021, respectively. The increase for both periods was primarily due to depreciation related to LEAP after it was placed into service in the third quarter of 2020, partially offset by lower depreciation of storage assets.
Taxes other than income expense increased $3 million and $6 million in the three and nine months ended September 30, 2021, respectively. The increase for both periods was primarily related to LEAP after it was placed into service in the third quarter of 2020.
Interest Expense increased $3 million and $5 million in the three and nine months ended September 30, 2021, respectively. The increase for both periods was primarily due to higher capitalized interest during 2020, partially offset by lower interest on borrowings from DTE Energy in 2021.
Earnings from equity method investees increased $7 million and $13 million in the three and nine months ended September 30, 2021, respectively. The increase for both periods was primarily due to higher operating revenues primarily from NEXUS and the Vector Pipeline.
Outlook
We believe our long-term agreements with customers and the location and connectivity of our pipeline assets soundly position the business for future growth. We will continue to pursue economically attractive expansion opportunities that leverage our current asset footprint and strategic relationships.

Gathering
The Gathering segment consists of our gathering systems and related treatment plants and compression and surface facilities. Gathering results and outlook are discussed below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
	(millions)
Operating revenues	$135	$131	$390	$361
Operation and maintenance	46	33	121	82
Depreciation and amortization	26	25	77	75
Taxes other than income	3	3	9	7
Asset (gains) losses and impairments, net	—	(5)	17	(5)
Operating Income	60	75	166	202
Interest expense	16	17	44	50
Interest income	—	(4)	(3)	(4)
Other (income) and expense	—	(20)	—	(21)
Income Tax Expense	11	23	32	48
Net Income Attributable to DT Midstream	$33	$59	$93	$129
Operating revenues increased $4 million in the three months ended September 30, 2021 primarily due to higher gathering revenues on AGS. Operating revenues increased $29 million in the nine months ended September 30, 2021, primarily due to higher gathering revenues on Blue Union and AGS, partially offset by lower volumes on Susquehanna Gathering System.
Operation and maintenance expense increased $13 million in the three months ended September 30, 2021 primarily due to Blue Union operations and higher public company costs. Operation and maintenance expenses increased $39 million in the nine months ended September 30, 2021, primarily due to Blue Union operations, 2021 Separation related transaction costs of $10 million, and higher public company costs.
Asset (gains) losses and impairments, net decreased $5 million and $22 million in the three and nine months ended September 30, 2021, respectively. The decrease in the nine months ended September 30, 2021 was primarily due to the 2021 loss on notes receivable for an investment in certain assets in the Utica shale region.
Interest expense decreased $6 million in the nine months ended September 30, 2021, primarily due to a lower interest rate on outstanding borrowings from DTE Energy.
Other (income) and expense for the three and nine months ended September 30, 2020 included a post-acquisition income settlement of $20 million.
Income Tax Expense decreased $12 million and $16 million in the three and nine months ended September 30, 2021, respectively. The decrease for both periods was primarily due to lower pre-tax earnings.
Outlook
We believe our long-term agreements with producers and the quality of the natural gas reserves in the Marcellus/Utica and Haynesville shale regions soundly position the business for future growth. We will continue to pursue economically attractive expansion opportunities that leverage our current asset footprint and strategic relationships.

CAPITAL RESOURCES AND LIQUIDITY
Cash Requirements

Our principal liquidity requirements are to finance our operations, fund capital expenditures, satisfy our indebtedness obligations, and pay dividends, as deemed appropriate. We believe we will have sufficient internal and external capital resources to fund anticipated capital and operating requirements. We expect that cash from operations in 2021 will be approximately $620 million to $680 million.

	Nine Months Ended
	September 30,
	2021	2020
	(millions)
Cash at Beginning of Period	$42	$46
Net cash and cash equivalents from operating activities	464	454
Net cash and cash equivalents from (used for) investing activities	163	(601)
Net cash and cash equivalents (used for) from financing activities	(541)	156
Net Increase in Cash and Cash Equivalents	86	9
Cash, Cash Equivalents and Restricted Cash at End of Period (a)	$128	$55
____________________________________
(a)Includes no Restricted cash at September 30, 2021 and $15 million of Restricted cash at September 30, 2020.
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

Net cash and cash equivalents from operating activities increased by $10 million in the nine months ended September 30, 2021. The increase was primarily due to net changes in working capital and an increase in operating income; adjusted for depreciation and amortization expense, and asset (gains) losses and impairments. The increase was partially offset by a decrease in other (income) and expense and a decrease in dividends from equity method investees.
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
Net cash and cash equivalents from (used for) investing activities increased by $764 million in the nine months ended September 30, 2021, primarily due to the Separation related cash settlement of the Notes receivable due from DTE Energy, a decrease in cash used for plant and equipment expenditures and a reduction in contributions to equity method investees.

Financing Activities
Prior to the Separation we relied on short-term borrowings and contributions from DTE Energy as a source of funding for capital requirements not satisfied by our operations. In June 2021, we issued senior notes in an aggregate principal amount of $2.1 billion and entered into a Credit Agreement providing for a $1.0 billion Term Loan Facility and a $750 million Revolving Credit Facility. See Note 6, "Debt" to the Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.
Net cash and cash equivalents (used for) from financing activities decreased by $697 million in the nine months ended September 30, 2021, primarily due to the Separation related repayment of Short-term borrowings due to DTE Energy and payment of a one-time special dividend to DTE Energy, and a decrease in contributions from DTE Energy. These decreases were partially offset by net proceeds from the issuance of long-term debt in June 2021.
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
Historically, our sources of liquidity included cash generated from operations and, prior to the Separation, loans obtained through DTE Energy’s corporate-wide cash management program. As of December 31, 2020, we had Short-term borrowings due to DTE Energy of $3,175 million and Notes receivable due from DTE Energy of $263 million. After the Separation, our sources of liquidity include cash generated from operations and available borrowings under our Revolving Credit Facility. We began investing in money market cash equivalents in August 2021.

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

On July 1, 2021, we borrowed $25 million under our Revolving Credit Facility which we repaid on August 2, 2021. As of September 30, 2021, we had $8 million of letters of credit outstanding and no borrowings outstanding under our Revolving Credit Facility. We have approximately $870 million of available liquidity as of September 30, 2021, consisting of cash and cash equivalents and amounts available under our Revolving Credit Facility. We have $10 million in long-term debt related to the Term Loan Facility maturing in the next twelve months, which is expected to be paid through internally generated funds.

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

We engage with customers that are non-investment grade, including two of our key customers, Southwestern Energy Company and/or its affiliates (including Indigo Minerals, LLC) and Antero Resources Corporation and/or its affiliates. Southwestern Energy Company announced that it closed on the merger with Indigo Minerals, LLC in the third quarter of 2021. These customers are otherwise considered creditworthy or are required to make prepayments or provide security to satisfy credit concerns.
We regularly monitor for bankruptcy proceedings that may impact our counterparties. See Note 7, "Commitments and Contingencies" to the Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.
Interest Rate Risk
We are subject to interest rate risk in connection with the issuance of debt. Our exposure to interest rate risk arises primarily from changes in LIBOR. As of September 30, 2021, we had floating rate debt of $998 million and a floating rate debt-to-total debt ratio of 32% related to the variable rate term loan facility issued in June 2021. See Note 6, "Debt" to the Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.
Summary of Sensitivity Analysis
A sensitivity analysis was performed on the fair values of our long-term debt obligations. The sensitivity analysis involved increasing and decreasing rates at September 30, 2021 by a hypothetical 10% and calculating the resulting change in the fair values. The hypothetical losses related to long-term debt would be realized only if we transferred all of its fixed-rate long-term debt to other creditors. The results of the sensitivity analysis:

	Assuming a 10% Increase in Rates	Assuming a 10% Decrease in Rates	Change in the Fair Value of
Activity	As of September 30, 2021
	(millions)
Interest rate risk	$(75)	$78	Long-term debt

Item 4. Controls and Procedures
(a) Evaluation of disclosure controls and procedures
Management of DT Midstream carried out an evaluation, under the supervision and with the participation of DT Midstream's Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of DT Midstream's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2021, which is the end of the period covered by this report. Based on this evaluation, DT Midstream's CEO and CFO have concluded that such disclosure controls and procedures are effective in providing reasonable assurance that information required to be disclosed by DT Midstream in reports that it files or submits under the Exchange Act (i) is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms and (ii) is accumulated and communicated to DT Midstream's management, including its CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Due to the inherent limitations in the effectiveness of any disclosure controls and procedures, management cannot provide absolute assurance that the objectives of its disclosure controls and procedures will be attained.
(b) Changes in internal control over financial reporting

Prior to the Separation, DT Midstream relied on certain material processes and internal controls over financial reporting performed by DTE Energy. No changes in our internal controls over financial reporting during the quarter ended September 30, 2021 have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
For information on legal proceedings and matters related to DT Midstream, see Note 7, "Commitments and Contingencies" to the Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.

Item 1A. Risk Factors
There are various risks associated with the operations of DT Midstream's businesses. To provide a framework to understand the operating environment of DT Midstream, a brief explanation of the more significant risks associated with DT Midstream's businesses is provided in the Registration Statement on Form 10 (File No. 001-40392) as filed with the SEC on May 26, 2021. Although DT Midstream has tried to identify and discuss key risk factors, others could emerge in the future.

Item 6. Exhibits

Exhibit Number	Description

(i) Exhibits incorporated by reference:

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

(ii) Exhibits filed herewith:

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

(iii) Exhibits furnished herewith:

32.1	Chief Executive Officer Section 906 Form 10-Q Certification of Periodic Report

32.2	Chief Financial Officer Section 906 Form 10-Q Certification of Periodic Report

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized.

Date:	November 5, 2021
DT MIDSTREAM, INC.

		By:	/S/ JEFFREY A. JEWELL
Jeffrey A. Jewell Chief Financial Officer
(Duly Authorized Officer)