Form 10-Q
period 2022-03-31
DT Midstream, Inc.
filed 2022-05-05
CIK 1842022

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period ended March 31, 2022
Or
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒
Number of shares of common stock outstanding at March 31, 2022:

Description	Shares
Common stock, par value $0.01	96,734,024

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

DEFINITIONS

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

FILING FORMAT

This Form 10-Q should be read in its entirety. This Form 10-Q should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements and with Management's Discussion and Analysis included in DT Midstream's 2021 Annual Report on Form 10-K.

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
•global supply chain disruptions;
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
•the ongoing conflict between Ukraine and Russia;

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

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements

DT Midstream, Inc.
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended
	March 31,
	2022	2021
	(millions, except per share amounts)
Revenues
Operating revenues	$215	$197
Operating Expenses
Operation and maintenance	61	50
Depreciation and amortization	42	41
Taxes other than income	8	7
Asset (gains) losses and impairments, net	—	(1)
Operating Income	104	100
Other (Income) and Deductions
Interest expense	31	26
Interest income	—	(3)
Earnings from equity method investees	(36)	(32)
Other (income) and expense	—	(1)
Income Before Income Taxes	109	110
Income Tax Expense	25	29
Net Income	84	81
Less: Net Income Attributable to Noncontrolling Interests	3	3
Net Income Attributable to DT Midstream	$81	$78

Basic Earnings per Common Share
Net Income Attributable to DT Midstream	$0.84	$0.80

Diluted Earnings per Common Share
Net Income Attributable to DT Midstream	$0.84	$0.80

Weighted Average Common Shares Outstanding
Basic	96.7	96.7
Diluted	97.0	96.7

See Notes to Consolidated Financial Statements (Unaudited)

DT Midstream, Inc.
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended
	March 31,
	2022	2021
	(millions)
Net Income	$84	$81
Foreign currency translation and unrealized gain on derivatives, net of tax	—	1
Other Comprehensive Income	—	1
Comprehensive Income	84	82
Less: Comprehensive Income Attributable to Noncontrolling Interests	3	3
Comprehensive Income Attributable to DT Midstream	$81	$79

See Notes to Consolidated Financial Statements (Unaudited)

DT Midstream, Inc.
Consolidated Statements of Financial Position
(Unaudited)

	March 31,	December 31,
	2022	2021
	(millions)
ASSETS
Current Assets
Cash and cash equivalents	$281	$132
Accounts receivable (net of $— allowance for expected credit loss for each period end)
Third party	119	169
Notes receivable
Third party	5	5
Related party	—	4
Deferred property taxes	19	25
Other	18	25
	442	360
Investments
Investments in equity method investees	1,679	1,691

Property
Property, plant, and equipment	4,129	4,109
Accumulated depreciation	(647)	(619)
	3,482	3,490
Other Assets
Goodwill	473	473
Long-term notes receivable
Third party	1	2
Related party	4	—
Operating lease right-of-use assets	32	36
Intangible assets, net	2,068	2,082
Other	30	32
	2,608	2,625
Total Assets	$8,211	$8,166

See Notes to Consolidated Financial Statements (Unaudited)

DT Midstream, Inc.
Consolidated Statements of Financial Position
(Unaudited)

	March 31,	December 31,
	2022	2021
	(millions, except shares)
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable
Third party	$21	$22
Current portion of long-term debt	10	10
Operating lease liabilities	15	16
Dividends payable	62	58
Interest payable	26	4
Property taxes payable	23	24
Other	31	43
	188	177

Long-Term Debt (net of current portion)	3,033	3,036

Other Liabilities
Deferred income taxes	878	856
Operating lease liabilities	20	21
Other	54	55
	952	932
Total Liabilities	4,173	4,145

Commitments and Contingencies (Note 9)

Stockholders' Equity/Member's Equity
Preferred stock ($0.01 par value, 50,000,000 shares authorized and no shares issued or outstanding at March 31, 2022 and December 31, 2021)	—	—
Common stock ($0.01 par value, 550,000,000 shares authorized, and 96,734,024 and 96,734,010 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively)	1	1
Additional paid in capital	3,453	3,450
Retained earnings	446	431
Accumulated other comprehensive income (loss)	(10)	(10)
Total DT Midstream Equity	3,890	3,872
Noncontrolling interests	148	149
Total Equity	4,038	4,021
Total Liabilities and Equity	$8,211	$8,166

See Notes to Consolidated Financial Statements (Unaudited)

DT Midstream, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	March 31,
	2022	2021
	(millions)
Operating Activities
Net Income	$84	$81
Adjustments to reconcile Net Income to Net cash from operating activities:
Depreciation and amortization	42	41
Amortization of operating lease right-of-use assets	5	4
Deferred income taxes	22	28
Earnings from equity method investees	(36)	(32)
Dividends from equity method investees	48	38
Asset (gains) losses and impairments, net	—	(1)
Changes in assets and liabilities:
Accounts receivable, net	50	14
Accounts payable — Third party	(2)	(5)
Accounts payable — Related party	—	1
Interest payable	22	—
Other current and noncurrent assets and liabilities	(1)	(6)
Net cash and cash equivalents from operating activities	234	163
Investing Activities
Plant and equipment expenditures	(20)	(27)
Distributions from equity method investees	2	3
Contributions to equity method investees	—	(1)
Notes receivable repaid by DTE Energy	—	12
Notes receivable — Third party and Related party	1	(4)
Net cash and cash equivalents used for investing activities	(17)	(17)
Financing Activities
Repayment of long-term debt	(3)	—
Repayment of borrowings from DTE Energy	—	(154)
Repurchase of common stock	(3)	—
Distributions to noncontrolling interests	(4)	(6)
Dividends paid on common stock	(58)	—
Contributions from DTE Energy	—	1
Net cash and cash equivalents used for financing activities	(68)	(159)
Net Increase (Decrease) in Cash and Cash Equivalents	149	(13)
Cash and Cash Equivalents at Beginning of Period	132	42
Cash and Cash Equivalents at End of Period	$281	$29

Supplemental disclosure of cash information
Cash paid for:
Interest, net of interest capitalized	$6	$26
Income taxes	1	2
Supplemental disclosure of non-cash investing and financing activities
Plant and equipment expenditures in accounts payable and other accruals	$9	$13

See Notes to Consolidated Financial Statements (Unaudited)

DT Midstream, Inc.
Consolidated Statements of Changes in Stockholders' Equity/Member's Equity
(Unaudited)

			Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests
	Common Stock
	Shares	Amount					Total
	(dollars in millions, shares in thousands)
Balance, December 31, 2021	96,734	$1	$3,450	$431	$(10)	$149	$4,021
Net Income	—	—	—	81	—	3	84
Dividends declared on common stock ($0.64 per common share)	—	—	—	(62)	—	—	(62)
Distributions to noncontrolling interests	—	—	—	—	—	(4)	(4)
Stock-based compensation	57	—	3	(1)	—	—	2
Repurchase of common stock	(57)	—	—	(3)	—	—	(3)
Balance, March 31, 2022	96,734	$1	$3,453	$446	$(10)	$148	$4,038

			Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests
	Common Stock
	Shares	Amount					Total
	(dollars in millions, shares in thousands)
Balance, December 31, 2020	—	$—	$3,333	$751	$(11)	$155	$4,228
Net Income	—	—	—	78	—	3	81
Reorganization to C Corporation (a)	1	—	—	—	—	—	—
Distributions to noncontrolling interests	—	—	—	—	—	(6)	(6)
Taxes and other adjustments	—	—	(1)	2	—	(1)	—
Other comprehensive income, net of tax	—	—	—	—	1	—	1
Balance, March 31, 2021	1	$—	$3,332	$831	$(10)	$151	$4,304
_____________________________________
(a)Issuance of common shares at $0.01 par value upon conversion to C Corporation from a single member LLC.

See Notes to Consolidated Financial Statements (Unaudited)

DT Midstream, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

NOTE 1 — SEPARATION, DESCRIPTION OF THE BUSINESS, AND BASIS OF PRESENTATION
The Separation
In connection with the Separation from DTE Energy, on January 13, 2021, DTE Gas Enterprises, LLC, and its consolidated subsidiaries converted into a Delaware corporation pursuant to a statutory conversion and changed its name to DT Midstream, Inc. ("DT Midstream"). At the conversion, DT Midstream issued 1,000 shares of common stock at $0.01 par value to its parent, a subsidiary of DTE Energy. As DT Midstream was a single member LLC as of December 31, 2020, and a corporation with stockholders' equity as of March 31, 2021 and 2022, Consolidated Statements of Changes in Stockholders' Equity/Member's Equity are presented as of March 31, 2022 and 2021. In June 2021, the DT Midstream Board of Directors authorized the issuance of an additional 96,731,466 common shares to DTE Energy in anticipation of the Separation, for a total of 96,732,466 common shares issued and outstanding. DT Midstream is authorized to issue 50,000,000 shares of preferred stock at $0.01 par value. No preferred stock was issued or outstanding at March 31, 2022.
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
In DT Midstream's opinion, the accompanying unaudited Consolidated Financial Statements include all adjustments, consisting of only normal recurring adjustments, necessary to present a fair statement of our financial position as of March 31, 2022, results of operations for the three months ended March 31, 2022 and 2021, statement of changes in stockholders' equity/member's equity for the three months ended March 31, 2022 and 2021 and cash flows for the three months ended March 31, 2022 and 2021. The balance sheet as of December 31, 2021 was derived from audited annual financial statements, but does not contain all of the footnote disclosures from the annual financial statements. Financial results for this interim period are not necessarily indicative of results that may be expected for any other interim period or for the year ending December 31, 2022. The Consolidated Financial Statements should be read in conjunction with the DT Midstream Consolidated Financial Statements and Notes to Consolidated Financial Statements included in DT Midstream's 2021 Annual Report on Form 10-K.

DT Midstream, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
Cost Allocations
Prior to the Separation, DT Midstream received monthly allocations of general corporate expenses from DTE Energy which were classified within the appropriate Consolidated Statements of Operations line item. Operation and maintenance for the three months ended March 31, 2021 included approximately $10 million of Separation related transaction costs for legal, accounting, auditing and other professional services. Effective July 1, 2021, with the completion of the Separation, DT Midstream no longer receives corporate allocations from DTE Energy.
Corporate allocation amounts from DTE Energy were as follows:

Three Months Ended
March 31,
2021
(millions)
Operation and maintenance	$16
Total DTE Energy corporate allocations	$16
Cash Management
DT Midstream's sources of liquidity include cash generated from operations and available borrowings under our Revolving Credit Facility. DT Midstream began investing in money market cash equivalents in August 2021.
Prior to the Separation, DT Midstream’s sources of liquidity included cash generated from operations and loans obtained through DTE Energy’s corporate-wide cash management program ("cash management program"), including a working capital loan agreement. Cash was managed centrally, with certain net earnings reinvested in, and working capital requirements met from, existing liquid funds. Effective July 1, 2021, DT Midstream no longer participated in the cash management program and the working capital loan was terminated.
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

DT Midstream, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
The following table summarizes the major items in the Consolidated Statements of Financial Position for consolidated VIEs as of March 31, 2022 and December 31, 2021. All assets and liabilities of a consolidated VIE are presented where it has been determined that a consolidated VIE has either (1) assets that can be used only to settle obligations of the VIE or (2) liabilities for which creditors do not have recourse to the general credit of the primary beneficiary. VIEs, in which DT Midstream holds a majority voting interest and is the primary beneficiary, that meet the definition of a business and whose assets can be used for purposes other than the settlement of the VIE's obligations have been excluded from the table below.
Amounts for consolidated VIEs are as follows:

	March 31,	December 31,
	2022	2021
	(millions)
ASSETS (a)
Cash	$21	$23
Accounts receivable — third party	8	8
Other current assets	3	3
Intangible assets, net	509	513
Property, plant and equipment, net	406	408
Goodwill	25	25
	$972	$980

LIABILITIES (a)
Accounts payable and other current liabilities	$5	$5
Other noncurrent liabilities	4	4
	$9	$9
_____________________________________
(a)Amounts shown are 100% of the consolidated VIEs' assets and liabilities.
DT Midstream has a variable interest in an investment in certain assets in the Utica shale region that is accounted for as a Note receivable — Third party. DT Midstream does not have an ownership interest in the entity and is not the primary beneficiary. The maximum risk exposure is limited to amounts DT Midstream has funded, which are accounted for as a note receivable, and DT Midstream does not have any future funding commitments related to this investment. See Note 2, "Significant Accounting Policies – Financing Receivables" to the Consolidated Financial Statements for additional discussion.
Amounts for non-consolidated VIEs are as follows:

	March 31,	December 31,
	2022	2021
	(millions)
Notes receivable — current	5	5
Notes receivable — noncurrent	1	2
Related Parties
Transactions between DT Midstream and DTE Energy prior to the Separation, as well as all transactions between DT Midstream and its equity method investees, have been presented as related party transactions in the accompanying Consolidated Financial Statements.

DT Midstream, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
Equity Method Investments
Investments in non-consolidated affiliates that are not controlled by DT Midstream, but over which we have significant influence, are accounted for using the equity method of accounting. Under the equity method, investments are recorded at historical cost as an asset and adjusted for capital contributions, dividends and distributions received, and the Company's share of the investee's earnings or losses, which are recorded as Earnings from equity method investees on the Consolidated Statements of Operations. DT Midstream's equity method investments are periodically evaluated for certain factors that may be indicative of other-than-temporary impairment. As of March 31, 2022 and December 31, 2021, DT Midstream’s share of the underlying equity in the net assets of the investees exceeded the carrying amounts of investments in equity method investees by $24 million and $32 million, respectively. The difference will be amortized over the life of the underlying assets. As of March 31, 2022 and December 31, 2021, DT Midstream's consolidated retained earnings balance includes undistributed earnings from equity method investments of $74 million and $84 million, respectively.
Equity method investees are described below:

	Investments As of		% Owned As of
	March 31,	December 31,	March 31,	December 31,
Equity Method Investee	2022	2021	2022	2021
	(millions)
NEXUS	$1,339	$1,348	50%	50%
Vector Pipeline	136	136	40%	40%
Millennium Pipeline	204	207	26%	26%
Total investments in equity method investees	$1,679	$1,691
For further information by segment, see Note 10, "Segment and Related Information" to the Consolidated Financial Statements.

The following table presents summarized financial information of non-consolidated equity method investees in which DT Midstream owns 50% or less. The amounts included below represent 100% of the results of continuing operations of such entities.

Summarized income statement data is as follows:

	Three Months Ended
	March 31,
	2022	2021
	(millions)
Operating revenues	$198	$187
Operating expenses	$94	$94
Net Income	$95	$84

DT Midstream, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES
Cash and Cash Equivalents
Cash and cash equivalents include cash in banks and highly liquid money market investments with remaining maturities of three months or less, when purchased. Cash equivalents are stated at cost, which approximates fair value.
Financing Receivables
Financing receivables are primarily composed of trade accounts receivable and notes receivable. DT Midstream's financing receivables are stated at net realizable value.
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
The following table presents DT Midstream's third party and related party notes receivable by year of origination, classified by internal grade of credit quality. The related credit quality indicators and risk ratings utilized to develop the internal grades have been updated through March 31, 2022.

	Year of Origination
	2022	2021	2020 and prior	Total
	(millions)
Notes receivable
Internal grade 1 (a)	$—	$—	$4	$4
Internal grade 2	—	—	6	6
Internal grade 3	—	—	—	—
Total Notes receivable — Third party and Related party	$—	$—	$10	$10
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
DT Midstream has an investment in certain assets in the Utica shale region which is accounted for as a Note receivable — Third party. In the second quarter 2021, we assessed the note receivable for expected loss and recorded a $19 million loss on the note receivable to Asset (gains) losses and impairments, net on the Consolidated Statement of Operations. Additionally, DT Midstream ceased accruing interest on the note receivable balance and reclassified the note to an Internal grade 3 receivable. Subsequently, as cash payments were received, a portion was recognized as interest income. In the first quarter 2022, we reclassified the note to an Internal grade 2 receivable based on our updated risk assessment. It is possible that significant decreases in forecasted production volumes or commodity prices could result in additional losses on the Note receivable – Third party.

DT Midstream, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

There are no notes receivable on nonaccrual status as of March 31, 2022. There are no past due financing receivables for DT Midstream as of March 31, 2022.
For trade accounts receivable, the customer allowance for expected credit loss is calculated based on specific review of future collections based on receivable balances generally in excess of 30 days. Existing and future economic conditions, historical loss rates, customer trends and other relevant factors that may affect our ability to collect are also considered. Receivables are written off on a specific identification basis and determined based on the specific circumstances of the associated receivable. Uncollectible expense (recovery) was zero for the three months ended March 31, 2022 and 2021.
There is no allowance for expected credit loss related to Notes Receivable or Accounts Receivable as of March 31, 2022 or December 31, 2021.
Operation and Maintenance
Operation and maintenance is primarily comprised of costs for labor, outside services, materials, compression, purchased natural gas, operating lease costs, and other operating and maintenance costs. Corporate allocations from DTE Energy, including Separation related transaction costs for legal, accounting, auditing and other professional services DTE Energy incurred for the benefit of DT Midstream, are also included in Operation and maintenance for the three months ended March 31, 2021.

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

DT Midstream, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
Disaggregation of Revenue
The following is a summary of revenues disaggregated by segment:

	Three Months Ended
	March 31,
	2022	2021
	(millions)
Pipeline (a)	$77	$75
Gathering	138	122
Total operating revenues	$215	$197
__________________________________
(a)Includes revenues outside the scope of Topic 606 primarily related to contracts accounted for as leases of $2 million for the three months ended March 31, 2022 and 2021.

Contract Liabilities
The following is a summary of contract liability activity:

2022
(millions)
Balance at January 1	$28
Increases due to cash received or receivable, excluding amounts recognized as revenue during the period	1
Revenue recognized that was included in the balance at the beginning of the period	(3)
Balance at March 31	$26
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
The following table presents contract liability amounts as of March 31, 2022 that are expected to be recognized as revenue in future periods:

(millions)
Remainder of 2022	$7
2023	3
2024	3
2025	3
2026	3
2027 and thereafter	7
Total	$26
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

DT Midstream, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
The following table presents revenue amounts related to fixed consideration associated with unsatisfied performance obligations as of March 31, 2022 that are expected to be recognized as revenue in future periods:

(millions)
Remainder of 2022	$67
2023	86
2024	75
2025	65
2026	45
2027 and thereafter	80
Total	$418

NOTE 5 — EARNINGS PER SHARE AND DIVIDENDS
Basic earnings per share is calculated by dividing Net Income attributable to DT Midstream by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect the dilution that would occur if any potentially dilutive instruments were exercised or converted into common shares. Restricted stock units and performance shares including dividend equivalents on those grants are dilutive and included in the determination of weighted average shares outstanding. Restricted stock units and performance shares do not receive cash dividends, as such, these awards are not considered participating securities.
DT Midstream issued 1,000 shares of common stock at $0.01 par value to its parent, a subsidiary of DTE Energy, in January 2021. The DT Midstream Board of Directors authorized the issuance of an additional 96,731,466 common shares to DTE Energy on June 30, 2021 for a total of 96,732,466 common shares issued and outstanding at the Separation date. This share amount is utilized for the calculation of basic and diluted earnings per share for all periods prior to the Separation presented based on Net Income attributable to DT Midstream. For the period ended March 31, 2021, these shares are treated as issued and outstanding for purposes of calculating historical earnings per share.
The following is a reconciliation of DT Midstream's basic and diluted earnings per share calculation:

	Three Months Ended March 31,
	2022	2021
	(millions, except per share amounts)
Basic and Diluted Earnings per Common Share
Net Income Attributable to DT Midstream	$81	$78
Average number of common shares outstanding — basic	96.7	96.7

Incremental shares attributable to:
Average dilutive restricted stock units and performance share awards	0.3	—
Average number of common shares outstanding — diluted	97.0	96.7

Basic Earnings per Common Share	$0.84	$0.80
Diluted Earnings per Common Share	$0.84	$0.80
DT Midstream declared the following cash dividends:

Quarters Ended	Quarterly Dividend		Dividend Payment Date
	(per-share)	(millions)
2021
September 30	$0.60	$58	October 2021
December 31	$0.60	$58	January 2022
2022
March 31	$0.64	$62	April 2022

DT Midstream, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
NOTE 6 — INCOME TAXES
Effective Tax Rates
DT Midstream records income taxes during the interim period using an estimated annual effective tax rate ("ETR") and recognizes specific events discretely as they occur.
The interim ETRs of DT Midstream are 23% and 27% for the three months ended March 31, 2022 and 2021, respectively. The difference between the interim ETR and federal statutory rate of 21% is primarily related to state income taxes. The reduction in the ETR for the first quarter 2022, as compared to the first quarter 2021, is primarily driven by the remeasurement of state deferred taxes.

NOTE 7 — FAIR VALUE
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

DT Midstream, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
Fair Value of Financial Instruments
The following table presents the carrying amount and fair value of financial instruments:

	March 31, 2022				December 31, 2021
	Carrying	Fair Value			Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3	Amount	Level 1	Level 2	Level 3
	(millions)
Cash equivalents (a)	$210	$—	$210	$—	$50	$—	$50	$—
Short-term notes receivable
Third party	5	—	—	5	5	—	—	5
Related party	—	—	—	—	4	—	—	4
Long-term notes receivable
Third party	1	—	—	1	2	—	—	2
Related party	4	—	—	4	—	—	—	—
Long-term debt (b)	$3,043	$—	$2,988	$—	$3,046	$—	$3,163	$—
______________________________________
(a)Money market cash equivalents are measured and recorded at fair value on a recurring basis.
(b)Includes debt due within one year. Carrying value represents principal of $3,092 million, net of unamortized debt discounts and issuance costs.

NOTE 8 — DEBT
DT Midstream's Credit Agreement (the "Credit Agreement") provides for a $1.0 billion 7-year term loan facility (the "Term Loan Facility") and a $750 million 5-year secured revolving credit facility (the "Revolving Credit Facility").
Long-Term Debt
DT Midstream's long-term debt outstanding included:

				March 31,	December 31,
Title	Type	Interest Rate	Maturity Date	2022	2021
				(millions)
2029 Notes	Senior Notes (b)	4.125%	2029	$1,100	$1,100
2031 Notes	Senior Notes (b)	4.375%	2031	1,000	1,000
Term Loan Facility	Term Loan Facility	Variable (a)	2028	992	995
				3,092	3,095
Unamortized debt discount				(4)	(4)
Unamortized debt issuance costs				(45)	(45)
Long-term debt due within one year				(10)	(10)
Long-term debt (net of current portion)				$3,033	$3,036
______________________________
(a) Variable rate is LIBOR plus 2.00%, where LIBOR will not be less than 0.50%. The Term Loan Facility includes $95 million with a one-month LIBOR interest period which ended April 29, 2022 and $897 million with a six-month LIBOR interest period ending June 30, 2022.
(b) Interest payable semi-annually in arrears each June 15 and December 15.

DT Midstream, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
Short-Term Credit Arrangements and Borrowings
The following table presents the availability under the Revolving Credit Facility:

March 31,
2022
(millions)
Total availability
Revolving Credit Facility, expiring June 2026	$750
Amounts outstanding
Revolving Credit Facility borrowings	—
Letters of credit	8
8
Net availability	$742
Borrowings under the Revolving Credit Facility are used for general corporate purposes and letter of credit issuances to support DT Midstream's future operations and liquidity.
The Credit Agreement covering the Term Loan Facility and Revolving Credit Facility includes financial covenants that DT Midstream must maintain. These covenants restrict the ability of DT Midstream and its subsidiaries to incur additional indebtedness and guarantee indebtedness, create or incur liens, engage in mergers, consolidations, liquidations or dissolutions, sell, transfer or otherwise dispose of assets, make investments, acquisitions, loans or advances, pay dividends and distributions or repurchase capital stock, prepay, redeem or repurchase certain junior indebtedness, enter into agreements that limit the ability of the restricted subsidiaries to make distributions to DT Midstream or the ability of DT Midstream and its restricted subsidiaries to incur liens on assets and enter into certain transactions with affiliates. The Term Loan Facility requires the maintenance of a minimum debt service coverage ratio of 1.1 to 1, and the Revolving Credit Facility requires maintenance of (i) a maximum consolidated net leverage ratio of 5 to 1, and (ii) a minimum interest coverage ratio of no less than 2.5 to 1. The debt service coverage ratio means the ratio of annual consolidated EBITDA to debt service, as defined in the Credit Agreement. The consolidated net leverage ratio means the ratio of net debt determined in accordance with GAAP to annual consolidated EBITDA. The interest coverage ratio means the ratio of annual consolidated EBITDA to annual interest expense, as defined in the Credit Agreement. At March 31, 2022, the debt service coverage ratio, the consolidated net leverage ratio and the interest coverage ratio was 5.9 to 1, 3.8 to 1 and 6.0 to 1, respectively, and DT Midstream was in compliance with these financial covenants.
Debt Issuances — Subsequent Event

On April 11, 2022, DT Midstream issued 4.300% senior secured notes of $600 million in aggregate principal amount due April 2032 (the "2032 Notes"). The Notes were issued by DT Midstream, and are guaranteed by certain of DT Midstream's subsidiaries and secured by a first priority lien on certain assets of DT Midstream and its subsidiary guarantors that secure DT Midstream's existing credit facilities. DT Midstream used the net proceeds from the sale of the 2032 Notes to partially repay existing indebtedness under our Term Loan Facility.

DT Midstream, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
NOTE 9 — COMMITMENTS AND CONTINGENCIES
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
Guarantees
In certain limited circumstances, DT Midstream enters into contractual guarantees. DT Midstream may guarantee another entity's obligation in the event it fails to perform and may provide guarantees in certain indemnification agreements. Additionally, DT Midstream may provide indirect guarantees for the indebtedness of others. In connection with the Separation, DT Midstream assumed guarantees valued at $7 million as of March 31, 2022. Payment under these guarantees are considered remote. DT Midstream did not have any guarantees of other parties' obligations as of March 31, 2022.
Vector Pipeline Line of Credit

In July 2021 and in conjunction with the Separation, DT Midstream assumed the Vector Pipeline line of credit from DTE Energy. DT Midstream became the lender under the revolving term credit facility to Vector Pipeline, the borrower, in the amount of Canadian $70 million. The credit facility was initially executed in response to the passage of Canadian regulations requiring oil and gas pipelines to demonstrate their financial ability to respond to a catastrophic event and exists for the sole purpose of satisfying these regulations. Vector Pipeline may only draw upon the facility if the funds are required to respond to a catastrophic event. The maximum potential payout at March 31, 2022 is USD $56 million. The funding of a loan under the terms of the credit facility is considered remote.
Environmental Contingencies
In order to comply with certain state environmental regulations, DT Midstream has an obligation to restore pipeline right-of-way slope failures that may arise in the ordinary course of business in the Utica and Marcellus shale region. Slope restoration expenditures are typically capital in nature. As of March 31, 2022 and December 31, 2021, DT Midstream had accrued contingent liabilities of $20 million for future slope restoration expenditures. The accrual is included in Other current liabilities and Other liabilities in the Consolidated Statements of Financial Position. DT Midstream believes the accrued amounts are sufficient to cover estimated future expenditures.

DT Midstream, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
NOTE 10 — SEGMENT AND RELATED INFORMATION
DT Midstream sets strategic goals, allocates resources, and evaluates performance based on the following structure:
Pipeline segment owns and operates interstate and intrastate natural gas pipelines, storage systems, and natural gas gathering lateral pipelines. The segment also has interests in equity method investees that own and operate interstate natural gas pipelines. The segment is engaged in the transportation and storage of natural gas for intermediate and end user customers.
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
Inter-segment billing for goods and services exchanged between segments is based upon contracted prices of the provider. Inter-segment billings were not significant for the three months ended March 31, 2022 and 2021.
The following table presents financial data by business segment:

	Three Months Ended
	March 31,
	2022	2021
	(millions)
Operating Revenues
Pipeline	$77	$75
Gathering	138	122
Total	$215	$197

	Three Months Ended
	March 31,
	2022	2021
	(millions)
Net Income Attributable to DT Midstream by Segment
Pipeline	$48	$42
Gathering	33	36
Total	$81	$78

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion of our results of operations and financial condition should be read in conjunction with our Consolidated Financial Statements and the Notes to Consolidated Financial Statements, which are included under Part I, Item 1 of this quarterly report, and the historical consolidated financial statements and notes thereto, which are included in the DT Midstream 2021 Annual Report on Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties. The forward-looking statements are not historical facts, but rather are based on current expectations, estimates, assumptions and projections about the midstream industry and our business and financial results. Our actual results could differ materially from the results contemplated by these forward-looking statements due to a number of factors, including those discussed in the sections entitled "Forward-Looking Statements" and "Risk Factors."
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
In November 2020, the SEC issued a final rule to modernize and simplify Management's Discussion and Analysis and certain financial disclosure requirements in SEC Regulation S-K. As permitted by this final rule, the analysis below reflects the optional approach to discuss results of operations in a sequential-quarter basis, which we believe will provide the most useful information to investors in assessing our quarterly results of operations going forward. Also, as required by the final rule, we have included the comparison of the current quarter to the prior-year quarter for this filing only, and we will cease to provide this comparison in future filings.
For purposes of the following discussion, any increases or decreases refer to the comparison of the three months ended March 31, 2022 to the three months ended December 31, 2021, or to the three months ended March 31, 2021, as applicable.
The following table summarizes our consolidated financial results:

	Three Months Ended
	March 31,	December 31,	March 31,
	2022	2021	2021
	(millions, except per share amounts)
Operating revenues	$215	$223	$197
Net Income Attributable to DT Midstream	81	87	78
Diluted Earnings per Common Share	$0.84	$0.89	$0.80
Operating revenues decreased compared to the three months ended December 31, 2021 in both our Pipeline and Gathering segments. Operating revenues increased compared to the three months ended March 31, 2021 in both our Pipeline and Gathering segments.

	Three Months Ended
	March 31,	December 31,	March 31,
	2022	2021	2021
	(millions)
Net Income Attributable to DT Midstream by Segment
Pipeline	$48	$51	$42
Gathering	33	36	36
Total	$81	$87	$78
Net income attributable to DT Midstream decreased $6 million compared to the three months ended December 31, 2021 due to lower earnings at both our Pipeline and Gathering segments. Net income attributable to DT Midstream increased $3 million compared to the three months ended March 31, 2021 due to higher earnings at our Pipeline segment, partially offset by lower earnings at our Gathering segment.

Pipeline
The Pipeline segment consists of our interstate pipelines, intrastate pipelines, storage systems, lateral pipelines and related treatment plants and compression and surface facilities. This segment also includes our equity method investments. Pipeline results and outlook are discussed below:

	Three Months Ended
	March 31,	December 31,	March 31,
	2022	2021	2021
	(millions)
Operating revenues	$77	$80	$75
Operation and maintenance	13	15	19
Depreciation and amortization	16	16	16
Taxes other than income	4	3	4
Operating Income	44	46	36
Interest expense	13	14	11
Interest income	—	—	(1)
Earnings from equity method investees	(36)	(36)	(32)
Other (income) and expense	—	—	(2)
Income Tax Expense	16	15	15
Net Income	51	53	45
Less: Net Income Attributable to Noncontrolling Interests	3	2	3
Net Income Attributable to DT Midstream	$48	$51	$42
Operating revenues decreased $3 million compared to the three months ended December 31, 2021 primarily due to lower Stonewall Gas Gathering operating revenues as a result of decreased short-term contracts.
Operation and maintenance expense decreased $6 million compared to the three months ended March 31, 2021 primarily due to lower Separation related transaction costs of $5 million.
Earnings from equity method investees increased $4 million compared to the three months ended March 31, 2021 primarily due to higher revenue at NEXUS and Millennium Pipeline as a result of improved contracting.
Outlook
We believe our long-term agreements with customers and the location and connectivity of our pipeline assets position the business for future growth. We will continue to pursue economically attractive expansion opportunities that leverage our current asset footprint and strategic relationships. These growth opportunities include future Haynesville system expansion (LEAP), completion of a new customer interconnection at Stonewall Gas Gathering, and additional growth related to our equity method investments.

Gathering
The Gathering segment consists of our gathering systems and related treatment plants and compression and surface facilities. Gathering results and outlook are discussed below:

	Three Months Ended
	March 31,	December 31,	March 31,
	2022	2021	2021
	(millions)
Operating revenues	$138	$143	$122
Operation and maintenance	48	51	31
Depreciation and amortization	26	26	25
Taxes other than income	4	2	3
Asset (gains) losses and impairments, net	—	—	(1)
Operating Income	60	64	64
Interest expense	18	17	15
Interest income	—	—	(2)
Other (income) and expense	—	1	1
Income Tax Expense	9	10	14
Net Income Attributable to DT Midstream	$33	$36	$36
Operating revenues decreased $5 million compared to the three months ended December 31, 2021 primarily due to lower Blue Union revenue and Susquehanna Gathering System production-related revenue. Operating revenues increased $16 million compared to the three months ended March 31, 2021 primarily due to higher Blue Union production-related revenue of $14 million and higher Appalachia Gathering System production-related revenue of $3 million.
Operation and maintenance expense decreased $3 million compared to the three months ended December 31, 2021 primarily due to lower employee-related expenses. Operation and maintenance expense increased $17 million compared to the three months ended March 31, 2021 primarily due to higher Blue Union expenses of $21 million, partially offset by lower Separation related transaction costs of $5 million. Higher Blue Union expenses were driven by higher gathered volumes and associated variable costs to operate facilities and planned maintenance.
Interest expense increased $3 million compared to the three months ended March 31, 2021 primarily due to higher interest rates on our external debt as compared to interest rates on borrowings from DTE Energy.
Income tax expense decreased $5 million compared to the three months ended March 31, 2021 primarily due to a decrease in Income before income taxes.
Outlook
We believe our long-term agreements with producers and the quality of the natural gas reserves in the Marcellus/Utica and Haynesville shale regions position the business for future growth. We will continue to pursue economically attractive expansion opportunities that leverage our current asset footprint and strategic relationships. These growth opportunities include future Haynesville system expansion (Blue Union) and expansion opportunities at the Appalachia Gathering System.

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
For further discussion of environmental matters, see Note 9, "Commitments and Contingencies" to the Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.

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

	Three Months Ended
	March 31,
	2022	2021
	(millions)
Cash and Cash Equivalents at Beginning of Period	$132	$42
Net cash and cash equivalents from operating activities	234	163
Net cash and cash equivalents used for investing activities	(17)	(17)
Net cash and cash equivalents used for financing activities	(68)	(159)
Net Increase (Decrease) in Cash and Cash Equivalents	149	(13)
Cash and Cash Equivalents at End of Period	$281	$29
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

Net cash and cash equivalents from operating activities increased $71 million in the three months ended March 31, 2022 primarily due to net changes in working capital, an increase in dividends received from equity method investees, and an increase in operating income after adjustment for non-cash items including depreciation and amortization expense, amortization of operating lease right-of-use assets, and assets (gains) losses and impairments. These increases were partially offset by an increase in interest expense and a decrease in interest income.
Investing Activities
Cash outflows associated with investing activities are primarily the result of plant and equipment expenditures, acquisitions, and contributions to equity method investees. Cash inflows from investing activities are generated from collection of notes receivable, distributions from equity method investees, and proceeds from asset sales.
Net cash and cash equivalents used for investing activities was unchanged in the three months ended March 31, 2022. During the three months ended March 31, 2022, a decrease in notes receivable repaid by DTE Energy was mostly offset by a decrease in DT Midstream's plant and equipment expenditures.
Financing Activities
Prior to the Separation we relied on short-term borrowings and contributions from DTE Energy as a source of funding for capital requirements not satisfied by our operations. In June 2021, we issued senior notes in an aggregate principal amount of $2.1 billion and entered into a Credit Agreement providing for a $1.0 billion Term Loan Facility and a $750 million Revolving Credit Facility. See Note 8, "Debt" to the Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.
Net cash and cash equivalents used for financing activities decreased $91 million in the three months ended March 31, 2022, primarily due to no repayments of borrowings from DTE Energy, partially offset by dividends paid on common stock to stockholders, repayment of long-term debt and repurchase of common stock.
During the three months ended March 31, 2022, DT Midstream paid cash dividends on common stock of $0.60 per share related to the quarter ended December 31, 2021. See Note 5, "Earnings per Share and Dividends" to the Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.

Outlook
We expect to continue executing on our natural gas-centric business strategy focused on disciplined capital deployment and supported by a flexible, well capitalized balance sheet. Other than the impact of the items discussed below on our debt and equity capitalization, we are not aware of any trends or other demands, commitments, events or uncertainties that will result in or that are reasonably likely to result in our liquidity increasing or decreasing materially.
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
In June 2021, we issued long-term debt in the form of $2.1 billion Senior Notes and a $1.0 billion Term Loan Facility. Proceeds were used for the repayment of the Short-term borrowings due to DTE Energy as well as a one-time special dividend provided to DTE Energy. We also entered into a $750 million secured Revolving Credit Facility for general corporate purposes and letter of credit issuances to support our future operations and liquidity. The Credit Agreement covering the Term Loan Facility and Revolving Credit Facility includes financial covenants that DT Midstream must maintain. See Note 8, "Debt" to the Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q for additional discussion on the financial covenants.
As of March 31, 2022, we had $8 million of letters of credit outstanding and no borrowings outstanding under our Revolving Credit Facility. We have approximately $1 billion of available liquidity as of March 31, 2022, consisting of cash and cash equivalents and amounts available under our Revolving Credit Facility.
In April 2022, we issued long-term debt in the form of $600 million Senior Secured Notes. We used the net proceeds from the sale of the Senior Secured Notes to partially repay existing indebtedness under our Term Loan Facility. See Note 8, "Debt" to the Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.
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
See Note 1, "Separation, Description of the Business, and Basis of Presentation", Note 8, "Debt" and Note 9, "Commitments and Contingencies" to the Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.

OFF-BALANCE SHEET ARRANGEMENTS
We are party to off-balance sheet arrangements, which include our equity method investments. See the section entitled "Principles of Consolidation" in Note 1, "Separation, Description of the Business, and Basis of Presentation" to the Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q for further discussion of the nature, purpose and other details of such agreements.
Other off-balance sheet arrangements include the Vector Pipeline Line of Credit and our guarantees, which are discussed further in Note 9, "Commitments and Contingencies" to the Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.
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
Interest Rate Risk
We are subject to interest rate risk in connection with the issuance of debt. Our exposure to interest rate risk arises primarily from changes in LIBOR. As of March 31, 2022, we had floating rate debt of $992 million and a floating rate debt-to-total debt ratio of 33% related to the variable rate Term Loan Facility issued in June 2021. In April 2022, we used the net proceeds from the sale of the 2032 Notes to partially repay existing indebtedness under the Term Loan Facility, which reduced our exposure to interest rate risk. See Note 8, "Debt" to the Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.
Summary of Sensitivity Analysis
A sensitivity analysis was performed on the fair values of our long-term debt obligations. The sensitivity analysis involved increasing and decreasing rates at March 31, 2022 by a hypothetical 10% and calculating the resulting change in the fair values. The hypothetical losses related to long-term debt would be realized only if we transferred all of our fixed-rate long-term debt to other creditors. The results of the sensitivity analysis:

	Assuming a 10% Increase in Rates	Assuming a 10% Decrease in Rates	Change in the Fair Value of
Activity	As of March 31, 2022
	(millions)
Interest rate risk	$(80)	$83	Long-term debt

Item 4. Controls and Procedures
(a) Evaluation of disclosure controls and procedures
Management of DT Midstream carried out an evaluation, under the supervision and with the participation of DT Midstream's Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of DT Midstream's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2022, which is the end of the period covered by this report. Based on this evaluation, DT Midstream's CEO and CFO have concluded that such disclosure controls and procedures are effective in providing reasonable assurance that information required to be disclosed by DT Midstream in reports that it files or submits under the Exchange Act (i) is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms and (ii) is accumulated and communicated to DT Midstream's management, including its CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Due to the inherent limitations in the effectiveness of any disclosure controls and procedures, management cannot provide absolute assurance that the objectives of its disclosure controls and procedures will be attained.
(b) Changes in internal control over financial reporting

Prior to and after the Separation, DT Midstream relied on certain material processes and internal controls over financial reporting performed by DTE Energy. In January 2022, DT Midstream transitioned from DTE Energy's Enterprise Resource Planning ("ERP") system to a stand-alone ERP system.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
For information on legal proceedings and matters related to DT Midstream, see Note 9, "Commitments and Contingencies" to the Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.

Item 1A. Risk Factors
There are various risks associated with the operations of DT Midstream's businesses. To provide a framework to understand the operating environment of DT Midstream, a brief explanation of the more significant risks associated with DT Midstream's businesses is provided in Part 1, Item 1A. Risk Factors in DT Midstream's 2021 Annual Report on Form 10-K. Although DT Midstream has tried to identify and discuss key risk factors, others could emerge in the future.

Item 2. Purchases of DTM Equity Securities by the Issuer and Affiliated Purchasers
The following table provides information about DT Midstream's purchases of equity securities that are registered by DT Midstream pursuant to Section 12 of the Exchange Act of 1934 for the quarter ended March 31, 2022:

	Number of Shares Purchased (a)	Average Price Paid per Share (a)	Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Average Price Paid per Share	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1-31, 2022	—	$—	—	$—	—
February 1-28, 2022	—	—	—	—	—
March 1-31, 2022	57,445	$55.00	57,445	$55.00	67,555
Total	57,445		57,445
_____________________________
(a) In February 2022, DT Midstream announced a repurchase program that approved the repurchase of up to 125,000 shares of common stock through December 31, 2022. Represents shares of DTM common stock purchased on the open market to offset an equivalent amount of common shares issued under its stock-based compensation program.

Item 6. Exhibits

Exhibit Number	Description

(i) Exhibits incorporated by reference:

3.1	Amended and Restated Certificate of Incorporation of DT Midstream, Inc., effective July 1, 2021 (Exhibit 3.1 to DT Midstream's Form 8-K filed July 1, 2021)

3.2	Amended and Restated Bylaws of DT Midstream, Inc., effective July 1, 2021 (Exhibit 3.2 to DT Midstream's Form 8-K filed July 1, 2021)

4.1	Indenture, dated as of June 9, 2021, among DT Midstream, Inc., the Guarantors and U.S. Bank National Association, as trustee. (Exhibit 4.1 to DT Midstream's Form 8-K filed June 10, 2021)

4.2	Indenture, dated as of April 11, 2022, among DT Midstream, Inc., the Guarantors and U.S. Bank Trust Company, National Association, as trustee. (Exhibit 4.1 to DT Midstream's Form 8-K filed April 11, 2022)

4.3	Pari Passu Intercreditor Agreement, dated as of April 11, 2022, among DT Midstream, Inc., the Guarantors, Barclays Bank PLC, as Credit Agreement Agent, and U.S. Bank Trust Company, National Association, as Notes Collateral Agent. (Exhibit 4.2 to DT Midstream's Form 8-K filed April 11, 2022)

(ii) Exhibits filed herewith:

31.1	Chief Executive Officer Section 302 Form 10-Q Certification of Periodic Report

31.2	Chief Financial Officer Section 302 Form 10-Q Certification of Periodic Report

101.INS	XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Database

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

(iii) Exhibits furnished herewith:

32.1	Chief Executive Officer Section 906 Form 10-Q Certification of Periodic Report

32.2	Chief Financial Officer Section 906 Form 10-Q Certification of Periodic Report

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized.

Date:	May 5, 2022
DT MIDSTREAM, INC.

		By:	/S/ JEFFREY A. JEWELL
Jeffrey A. Jewell Chief Financial and Accounting Officer
(Duly Authorized Officer)