Form 10-Q
period 2022-06-30
DT Midstream, Inc.
filed 2022-08-03
CIK 1842022

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period ended June 30, 2022
Or
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒
Number of shares of common stock outstanding at June 30, 2022:

Description	Shares
Common stock, par value $0.01	96,734,356

DEFINITIONS
Unless the context otherwise requires, references to "we," "us," "our," "Registrant," or the "Company" and words of similar importance refer to DT Midstream and, unless otherwise specified, its consolidated subsidiaries and its unconsolidated joint ventures. As used in this Form 10-Q, the terms and definitions below have the following meanings:

Antero Resources	Antero Resources Corporation and/or its affiliates

Appalachia Gathering System	A 137-mile pipeline delivering Marcellus shale gas to the Texas Eastern Pipeline and Stonewall Gas Gathering

ASU	Accounting Standards Update issued by the FASB

Bcf	Billion cubic feet of natural gas

Blue Union	Blue Union Gathering System, a 358-mile gathering system delivering shale gas production from the Haynesville formation of Louisiana to markets in the Gulf Coast region

Bluestone	Bluestone Gathering Lateral Pipeline, a 65-mile lateral pipeline gathering Marcellus shale gas to the Millennium Pipeline and the Tennessee Pipeline

Columbia Pipeline	Columbia Gas Transmission, LLC, owned by TC Energy Corporation

COVID-19	Coronavirus disease of 2019

Distribution	Pro-rata distribution to DTE Energy shareholders of all the outstanding common stock of DT Midstream upon the Separation

DT Midstream	DT Midstream, Inc., formerly known as DTE Gas Enterprises, LLC, and its consolidated subsidiaries

DTE Energy	DTE Energy Company, the consolidating entity of DT Midstream prior to the Separation

FASB	Financial Accounting Standards Board

FERC	Federal Energy Regulatory Commission

GAAP	Generally Accepted Accounting Principles in the United States

Generation Pipeline	A 25-mile intrastate pipeline located in northern Ohio and owned by NEXUS

Haynesville system	System is comprised of LEAP, Blue Union and associated facilities

LEAP	Louisiana Energy Access Project gathering lateral pipeline, a 155-mile pipeline gathering Haynesville shale gas to markets in the Gulf Coast region

LIBOR	London Inter-Bank Offered Rates

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

SEC	U.S. Securities and Exchange Commission

Separation	The separation or Spin-Off of DT Midstream from DTE Energy, effective July 1, 2021

South Romeo	South Romeo Gas Storage Corporation, a joint venture which owns the Washington 28 Storage Complex, in which DT Midstream owns a 50% interest

Southwestern Energy	Southwestern Energy Company and/or its affiliates

Stonewall Gas Gathering	Stonewall Gas Gathering Lateral Pipeline, a 68-mile pipeline in which DT Midstream owns an 85% interest, gathering gas from Appalachia Gathering System for delivery to the Columbia Pipeline

Susquehanna Gathering System	A 198-mile pipeline delivering Marcellus shale gas production to Bluestone

DEFINITIONS

Tax Matters Agreement	The agreement that governs the respective rights, responsibilities and obligations of DTE Energy and DT Midstream after the Separation with respect to all tax matters

Tennessee Pipeline	Tennessee Gas Pipeline Company, LLC, owned by Kinder Morgan, Inc.

Texas Eastern Pipeline	Texas Eastern Transmission, LP, owned by Enbridge Inc.

Topic 606	FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, as amended

U.S.	Unites States of America

USD	United States Dollar ($)

Vector Pipeline	A 348-mile interstate pipeline and five compression facilities connecting Illinois, Michigan, and Ontario market centers, in which DT Midstream owns a 40% interest

VIE	Variable Interest Entity

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
•changes in expected production from Southwestern Energy, Antero Resources and other third parties in our areas of operation;
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
•the ongoing conflict between Russia and Ukraine, including resulting commodity price volatility and risk of cyber-based attacks;

•increases in interest rates;
•the impact of inflation on our business;
•labor relations and markets, including the ability to attract, hire and retain key employee and contract personnel;
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
•our ability to achieve the benefits that we expect to achieve as an independent publicly traded company; and
•the risks described in our Annual Report on Form 10-K for the year ended December 31, 2021 and our reports and registration statements filed from time to time with the SEC.
The above list of factors is not exhaustive. New factors emerge from time to time. We cannot predict what factors may arise or how such factors may cause actual results to vary materially from those stated in forward-looking statements. Any forward-looking statements speak only as of the date on which such statements are made. We are under no obligation to, and expressly disclaim any obligation to, update or alter our forward-looking statements, whether as a result of new information, subsequent events or otherwise.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements

DT Midstream, Inc.
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
	(millions, except per share amounts)
Revenues
Operating revenues	$227	$208	$442	$405
Operating Expenses
Operation and maintenance	63	57	124	107
Depreciation and amortization	42	41	84	82
Taxes other than income	8	6	16	13
Asset (gains) losses and impairments, net	(23)	18	(23)	17
Operating Income	137	86	241	186
Other (Income) and Deductions
Interest expense	33	24	64	50
Interest income	(1)	(1)	(1)	(4)
Earnings from equity method investees	(35)	(28)	(71)	(60)
Loss from financing activities	13	—	13	—
Other (income) and expense	—	(1)	—	(2)
Income Before Income Taxes	127	92	236	202
Income Tax Expense	33	21	58	50
Net Income	94	71	178	152
Less: Net Income Attributable to Noncontrolling Interests	3	3	6	6
Net Income Attributable to DT Midstream	$91	$68	$172	$146

Basic Earnings per Common Share
Net Income Attributable to DT Midstream	$0.93	$0.70	$1.78	$1.51

Diluted Earnings per Common Share
Net Income Attributable to DT Midstream	$0.93	$0.70	$1.77	$1.51

Weighted Average Common Shares Outstanding
Basic	96.7	96.7	96.7	96.7
Diluted	97.1	96.7	97.0	96.7

See Notes to Consolidated Financial Statements (Unaudited)

DT Midstream, Inc.
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
	(millions)
Net Income	$94	$71	$178	$152
Foreign currency translation and unrealized gain on derivatives, net of tax	1	—	1	1
Other comprehensive income	1	—	1	1
Comprehensive income	95	71	179	153
Less: Comprehensive income attributable to noncontrolling interests	3	3	6	6
Comprehensive Income Attributable to DT Midstream	$92	$68	$173	$147

See Notes to Consolidated Financial Statements (Unaudited)

DT Midstream, Inc.
Consolidated Statements of Financial Position
(Unaudited)

	June 30,	December 31,
	2022	2021
	(millions)
ASSETS
Current Assets
Cash and cash equivalents	$345	$132
Accounts receivable (net of $— allowance for expected credit loss for each period end)
Third party	137	169
Notes receivable
Third party	—	5
Related party	—	4
Deferred property taxes	13	25
Other	20	25
	515	360
Investments
Investments in equity method investees	1,677	1,691

Property
Property, plant, and equipment	4,174	4,109
Accumulated depreciation	(674)	(619)
	3,500	3,490
Other Assets
Goodwill	473	473
Long-term notes receivable
Third party	—	2
Related party	4	—
Operating lease right-of-use assets	37	36
Intangible assets, net	2,054	2,082
Other	30	32
	2,598	2,625
Total Assets	$8,290	$8,166

See Notes to Consolidated Financial Statements (Unaudited)

DT Midstream, Inc.
Consolidated Statements of Financial Position
(Unaudited)

	June 30,	December 31,
	2022	2021
	(millions, except shares)
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable
Third party	$32	$22
Current portion of long-term debt	—	10
Operating lease liabilities	17	16
Dividends payable	62	58
Interest payable	10	4
Property taxes payable	23	24
Other	36	43
	180	177

Long-Term Debt (net of current portion)	3,057	3,036

Other Liabilities
Deferred income taxes	903	856
Operating lease liabilities	23	21
Other	56	55
	982	932
Total Liabilities	4,219	4,145

Commitments and Contingencies (Note 9)

Stockholders' Equity/Member's Equity
Preferred stock ($0.01 par value, 50,000,000 shares authorized and no shares issued or outstanding at June 30, 2022 and December 31, 2021)	—	—
Common stock ($0.01 par value, 550,000,000 shares authorized, and 96,734,356 and 96,734,010 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively)	1	1
Additional paid in capital	3,458	3,450
Retained earnings	473	431
Accumulated other comprehensive income (loss)	(9)	(10)
Total DT Midstream Equity	3,923	3,872
Noncontrolling interests	148	149
Total Equity	4,071	4,021
Total Liabilities and Equity	$8,290	$8,166

See Notes to Consolidated Financial Statements (Unaudited)

DT Midstream, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	June 30,
	2022	2021
	(millions)
Operating Activities
Net Income	$178	$152
Adjustments to reconcile Net Income to Net cash and cash equivalents from operating activities:
Depreciation and amortization	84	82
Amortization of operating lease right-of-use assets	9	9
Deferred income taxes	48	48
Earnings from equity method investees	(71)	(60)
Dividends from equity method investees	86	65
Asset (gains) losses and impairments, net	(17)	17
Loss from financing activities	13	—
Changes in assets and liabilities:
Accounts receivable, net	32	18
Accounts payable — third party	(1)	3
Accounts payable — related party	—	(10)
Other current and noncurrent assets and liabilities	18	4
Net cash and cash equivalents from operating activities	379	328
Investing Activities
Plant and equipment expenditures	(55)	(60)
Proceeds from sale of notes receivable	22	—
Distributions from equity method investees	2	4
Contributions to equity method investees	(2)	(4)
Notes receivable repaid by DTE Energy	—	263
Notes receivable — third party and related party	2	(4)
Other investing activities	—	2
Net cash and cash equivalents (used for) from investing activities	(31)	201
Financing Activities
Issuance of long-term debt, net of discount and issuance costs	591	3,047
Repayment of long-term debt	(596)	—
Repayment of borrowings from DTE Energy	—	(3,175)
Payment of Revolving Credit Facility issuance fees	—	(7)
Repurchase of common stock	(3)	—
Distributions to noncontrolling interests	(7)	(9)
Dividends paid on common stock	(120)	—
Dividend to DTE Energy	—	(501)
Contributions from DTE Energy	—	110
Other financing activities	—	1
Net cash and cash equivalents used for financing activities	(135)	(534)
Net Increase (Decrease) in Cash and Cash Equivalents	213	(5)
Cash and Cash Equivalents at Beginning of Period	132	42
Cash and Cash Equivalents at End of Period	$345	$37

Supplemental disclosure of cash information
Cash paid for:
Interest, net of interest capitalized	$55	$43
Income taxes	7	2
Supplemental disclosure of non-cash investing and financing activities
Plant and equipment expenditures in accounts payable and other accruals	$20	$15

See Notes to Consolidated Financial Statements (Unaudited)

DT Midstream, Inc.
Consolidated Statements of Changes in Stockholders' Equity/Member's Equity
(Unaudited)

			Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests
	Common Stock
	Shares	Amount					Total
	(dollars in millions, shares in thousands)
Balance, December 31, 2021	96,734	$1	$3,450	$431	$(10)	$149	$4,021
Net Income	—	—	—	81	—	3	84
Dividends declared on common stock ($0.64 per common share)	—	—	—	(62)	—	—	(62)
Distributions to noncontrolling interests	—	—	—	—	—	(4)	(4)
Stock-based compensation	57	—	3	(1)	—	—	2
Repurchase of common stock	(57)	—	—	(3)	—	—	(3)
Balance, March 31, 2022	96,734	$1	$3,453	$446	$(10)	$148	$4,038
Net Income	—	—	—	91	—	3	94
Dividends declared on common stock ($0.64 per common share)	—	—	—	(62)	—	—	(62)
Distributions to noncontrolling interests	—	—	—		—	(3)	(3)
Stock-based compensation	—	—	5	(1)			4
Taxes and other adjustments	—	—	—	(1)	—	—	(1)
Other comprehensive income, net of tax	—	—	—	—	1	—	1
Balance, June 30, 2022	96,734	$1	$3,458	$473	$(9)	$148	$4,071

			Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests
	Common Stock
	Shares	Amount					Total
	(dollars in millions, shares in thousands)
Balance, December 31, 2020	—	$—	$3,333	$751	$(11)	$155	$4,228
Net Income	—	—	—	78	—	3	81
Reorganization to C Corporation (a)	1	—	—	—	—	—	—
Distributions to noncontrolling interests	—	—	—	—	—	(6)	(6)
Taxes and other adjustments	—	—	(1)	2	—	(1)	—
Other comprehensive income, net of tax	—	—	—	—	1	—	1
Balance, March 31, 2021	1	$—	$3,332	$831	$(10)	$151	$4,304
Net Income	—	—	—	68	—	3	71
Distributions to noncontrolling interests	—	—	—	—	—	(3)	(3)
Issuance of common shares to DTE Energy (b)	96,731	1	—	—	—	—	1
Dividend to DTE Energy	—	—	—	(501)	—	—	(501)
Taxes and other adjustments	—	—	121	(12)	—	—	109
Balance, June 30, 2021	96,732	$1	$3,453	$386	$(10)	$151	$3,981
_____________________________________
(a)Issuance of common shares at $0.01 par value upon conversion to C Corporation from a single member LLC.
(b)Issuance of common shares to DTE Energy in anticipation of the Separation.

See Notes to Consolidated Financial Statements (Unaudited)

DT Midstream, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

NOTE 1 — DESCRIPTION OF THE BUSINESS AND BASIS OF PRESENTATION
Description of the Business
DT Midstream is an owner, operator, and developer of an integrated portfolio of natural gas midstream assets. The Company provides multiple, integrated natural gas services to customers through two segments: (i) Pipeline, which includes interstate pipelines, intrastate pipelines, storage systems, lateral pipelines and related treatment plants and compression and surface facilities, and (ii) Gathering, which includes gathering systems and related treatment plants, and compression and surface facilities. DT Midstream's Pipeline segment also includes interests in equity method investees which own and operate interstate pipelines, many of which have connectivity to DT Midstream’s assets.
DT Midstream’s core assets connect demand centers in the Midwestern U.S., Eastern Canada, Northeastern U.S. and Gulf Coast regions to production areas of the Haynesville and Marcellus/Utica dry natural gas formations in the Gulf Coast and Appalachian Basins, respectively.
In connection with the Separation from DTE Energy, on January 13, 2021, DTE Gas Enterprises, LLC, and its consolidated subsidiaries converted into a Delaware corporation pursuant to a statutory conversion and changed its name to DT Midstream, Inc. ("DT Midstream"). At the conversion, DT Midstream issued 1,000 shares of common stock at $0.01 par value to its parent, a subsidiary of DTE Energy. As DT Midstream was a single member LLC as of December 31, 2020, and a corporation with stockholders' equity as of June 30, 2022 and 2021, Consolidated Statements of Changes in Stockholders' Equity/Member's Equity are presented as of June 30, 2022 and 2021. In June 2021, the DT Midstream Board of Directors authorized the issuance of an additional 96,731,466 common shares in anticipation of the Separation, for a total of 96,732,466 common shares issued and outstanding. DT Midstream is authorized to issue 50,000,000 shares of preferred stock at $0.01 par value. No preferred stock was issued or outstanding as of June 30, 2022.
On July 1, 2021, DTE Energy completed the Separation through the distribution of 96,732,466 shares of DT Midstream common stock to DTE Energy shareholders. Following the Separation on July 1, 2021, DT Midstream became an independent public company listed under the symbol "DTM" on the NYSE. DTE Energy did not retain ownership in DT Midstream.
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
In DT Midstream's opinion, the accompanying unaudited Consolidated Financial Statements include all adjustments, consisting of normal recurring adjustments, necessary to present a fair statement of our financial position as of June 30, 2022, results of operations for the three and six months ended June 30, 2022 and 2021, statement of changes in stockholders' equity/member's equity for the three and six months ended June 30, 2022 and 2021 and cash flows for the six months ended June 30, 2022 and 2021. The balance sheet as of December 31, 2021 was derived from audited annual financial statements, but does not contain all of the footnote disclosures from the annual financial statements. Financial results for this interim period are not necessarily indicative of results that may be expected for any other interim period or for the year ending December 31, 2022. The Consolidated Financial Statements should be read in conjunction with the DT Midstream Consolidated Financial Statements and Notes to Consolidated Financial Statements included in DT Midstream's 2021 Annual Report on Form 10-K.

DT Midstream, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
Cost Allocations
Prior to the Separation, DT Midstream received monthly allocations of general corporate expenses from DTE Energy which were classified within the appropriate Consolidated Statements of Operations line item. Operation and maintenance for the three and six months ended June 30, 2021 included approximately $9 million and $19 million, respectively, of Separation related transaction costs for legal, accounting, auditing and other professional services. Effective July 1, 2021, with the completion of the Separation, DT Midstream no longer received corporate allocations from DTE Energy.
Corporate allocation amounts from DTE Energy were as follows:

	Three Months Ended	Six Months Ended
	June 30,	June 30,
	2021	2021
	(millions)
Operation and maintenance	$16	$32
Total DTE Energy corporate allocations	$16	$32
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
DT Midstream owns an 85% interest in the Stonewall Gas Gathering VIE and is the primary beneficiary, therefore Stonewall Gas Gathering is consolidated. Stonewall Gas Gathering has contracts in which certain construction risk was designed to pass-through to customers, with DT Midstream retaining operational and customer default risk. DT Midstream owns a 50% interest in the South Romeo VIE and is the primary beneficiary, therefore South Romeo is consolidated.

DT Midstream, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
The following table summarizes the major line items in the Consolidated Statements of Financial Position for consolidated VIEs as of June 30, 2022 and December 31, 2021. All assets and liabilities of a consolidated VIE are presented where it has been determined that a consolidated VIE has either (1) assets that can be used only to settle obligations of the VIE or (2) liabilities for which creditors do not have recourse to the general credit of the primary beneficiary. The assets and liabilities of consolidated VIEs that meet the definition of a business and whose assets can be used for purposes other than the settlement of the VIEs' obligations have been excluded from the table below.
Amounts for consolidated VIEs are as follows:

	June 30,	December 31,
	2022	2021
	(millions)
ASSETS (a)
Cash	$26	$23
Accounts receivable — third party	9	8
Other current assets	1	3
Intangible assets, net	505	513
Property, plant and equipment, net	406	408
Goodwill	25	25
	$972	$980

LIABILITIES (a)
Accounts payable and other current liabilities	$5	$5
Other noncurrent liabilities	4	4
	$9	$9
_____________________________________
(a)Amounts shown are 100% of the consolidated VIEs' assets and liabilities.
DT Midstream had a variable interest in an investment in certain assets in the Utica shale region that was accounted for as a Note receivable — third party. DT Midstream did not have an ownership interest in the entity and was not the primary beneficiary. This investment was sold during the second quarter 2022. See Note 2, "Significant Accounting Policies – Financing Receivables" to the Consolidated Financial Statements for additional discussion.
Amounts for the non-consolidated VIE are as follows:

	June 30,	December 31,
	2022	2021
	(millions)
Notes receivable — current	$—	$5
Notes receivable — noncurrent	—	2
Related Parties
Transactions between DT Midstream and DTE Energy prior to the Separation, as well as all transactions between DT Midstream and its equity method investees, have been presented as related party transactions in the accompanying Consolidated Financial Statements.

DT Midstream, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
Equity Method Investments
Investments in non-consolidated affiliates that are not controlled by DT Midstream, but over which we have significant influence, are accounted for using the equity method of accounting. Under the equity method, investments are recorded at historical cost as an asset and adjusted for capital contributions, dividends and distributions received, and the Company's share of the investee's earnings or losses, which are recorded as earnings from equity method investees on the Consolidated Statements of Operations. DT Midstream's equity method investments are periodically evaluated for certain factors that may be indicative of other-than-temporary impairment. As of June 30, 2022 and December 31, 2021, DT Midstream’s share of the underlying equity in the net assets of the investees exceeded the carrying amounts of investments in equity method investees by $30 million and $32 million, respectively. The difference will be amortized over the life of the underlying assets. As of June 30, 2022 and December 31, 2021, DT Midstream's consolidated retained earnings balance includes undistributed earnings from equity method investments of $71 million and $84 million, respectively.
Equity method investees are described below:

	Investments As of		% Owned As of
	June 30,	December 31,	June 30,	December 31,
Equity Method Investee	2022	2021	2022	2021
	(millions)
NEXUS	$1,335	$1,348	50%	50%
Vector Pipeline	136	136	40%	40%
Millennium Pipeline	206	207	26%	26%
Total investments in equity method investees	$1,677	$1,691

The following table presents summarized financial information of non-consolidated equity method investees in which DT Midstream owns 50% or less. The amounts included below represent 100% of the results of continuing operations of such entities.

Summarized income statement data is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
	(millions)
Operating revenues	$191	$179	$389	$366
Operating expenses	94	95	188	189
Net Income	$89	$75	$184	$159

DT Midstream, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES
Cash and Cash Equivalents
Cash and cash equivalents include cash in banks and highly liquid money market investments with remaining maturities of three months or less, when purchased. Cash equivalents are stated at cost, which approximates fair value.
Financing Receivables
Financing receivables are primarily composed of trade accounts receivable and notes receivable, which are stated at net realizable value.
DT Midstream regularly monitors the credit quality of its financing receivables by reviewing counterparty credit quality indicators and monitoring for triggering events, such as a credit rating downgrade or bankruptcy. DT Midstream has three internal grades of credit quality, with internal grade 1 as the lowest risk and internal grade 3 as the highest risk. The related credit quality indicators and risk ratings utilized to develop the internal grades have been updated through June 30, 2022. As of June 30, 2022, the Notes receivable — related party of $4 million, which originated prior to 2021, was classified as internal grade 1.
Notes receivable are typically considered delinquent (past due) when payment is not received for periods ranging from 60 to 120 days. DT Midstream ceases accruing interest income (nonaccrual status) and may either write off or establish an allowance for expected credit loss for the note receivable when it is expected that all principal or interest amounts due will not be collected in accordance with the note's contractual terms. In determining an allowance for expected credit losses for or the write off of notes receivable, DT Midstream considers the historical payment experience and other factors that are expected to have a specific impact on collection, including existing and future economic conditions.

Cash receipts for notes receivable on nonaccrual status that do not bring the account contractually current are first applied to contractually owed past due interest, with any remainder applied to principal. Recognition of interest income is generally resumed when the note receivable becomes contractually current.
DT Midstream had an investment in certain assets in the Utica shale region which was accounted for as a Note receivable — third party. In the second quarter 2021, we assessed the note receivable for expected loss and recorded a $19 million loss on the note receivable to Asset (gains) losses and impairments, net on the Consolidated Statement of Operations. Additionally, DT Midstream ceased accruing interest on the note receivable balance and reclassified the note to an Internal grade 3 receivable. Subsequently, as cash payments were received, a portion was recognized as interest income. A third party offered to purchase our investment in certain assets in the Utica shale region based on significantly improved commodity pricing, and it was sold during the second quarter 2022 for proceeds of $22 million. This resulted in a gain of $17 million recorded in Asset (gains) losses and impairments, net on the Consolidated Statement of Operations. DT Midstream maintains no continuing involvement with the notes receivable.

There are no notes receivable on nonaccrual status and no past due financing receivables as of June 30, 2022.
For trade accounts receivable, the customer allowance for expected credit loss is calculated based on specific review of future collections based on receivable balances generally in excess of 30 days. Existing and future economic conditions, historical loss rates, customer trends and other relevant factors that may affect our ability to collect are also considered. Receivables are written off on a specific identification basis and determined based on the specific circumstances of the associated receivable. Uncollectible expense (recovery) was zero for the three and six months ended June 30, 2022 and 2021.
There is no allowance for expected credit loss related to Notes Receivable or Accounts Receivable as of June 30, 2022 or December 31, 2021.

DT Midstream, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
NOTE 3 — NEW ACCOUNTING PRONOUNCEMENTS
Recently Issued Pronouncements
In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848) - Facilitation of the Effects of Reference Rate Reform on Financial Reporting, as amended. Subsequently, in January 2021, the FASB issued ASU No. 2021-01, Reference Rate Reform (Topic 848) - Scope, as amended. The amendments in these updates provide optional expedients and exceptions for applying GAAP to contract modifications and hedging relationships, subject to meeting certain criteria, that reference LIBOR or another reference rate expected to be discontinued. The guidance can be applied prospectively from any date beginning March 12, 2020 through December 31, 2022. The optional relief is temporary and cannot be applied to contract modifications and hedging relationships entered into or evaluated after December 31, 2022. DT Midstream adopted this standard which did not have a material impact on our Consolidated Financial Statements.

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
Disaggregation of Revenue
The following is a summary of revenues disaggregated by segment:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
	(millions)
Pipeline (a)	$83	$75	$160	$150
Gathering	144	133	282	255
Total operating revenues	$227	$208	$442	$405
__________________________________
(a)Includes revenues outside the scope of Topic 606 primarily related to contracts accounted for as leases of $2 million for the three months ended June 30, 2022 and 2021 and $4 million for the six months ended June 30, 2022 and 2021.

DT Midstream, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
Contract Liabilities
The following is a summary of contract liability activity:

2022
(millions)
Balance at January 1	$28
Increases due to cash received or receivable, excluding amounts recognized as revenue during the period	4
Revenue recognized that was included in the balance at the beginning of the period	(5)
Balance at June 30	$27
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
The following table presents contract liability amounts as of June 30, 2022 that are expected to be recognized as revenue in future periods:

(millions)
Remainder of 2022	$5
2023	3
2024	3
2025	3
2026	3
2027 and thereafter	10
Total	$27
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
The following table presents revenue amounts related to fixed consideration associated with unsatisfied performance obligations as of June 30, 2022 that are expected to be recognized as revenue in future periods:

(millions)
Remainder of 2022	$46
2023	87
2024	76
2025	66
2026	46
2027 and thereafter	80
Total	$401

DT Midstream, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
NOTE 5 — EARNINGS PER SHARE AND DIVIDENDS
Basic earnings per share is calculated by dividing Net Income attributable to DT Midstream by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect the dilution that would occur if any potentially dilutive instruments were exercised or converted into common shares. Restricted stock units and performance shares including dividend equivalents on those grants, are potentially dilutive and, if dilutive, are included in the determination of weighted average shares outstanding. Restricted stock units and performance shares do not receive cash dividends, as such, these awards are not considered participating securities.
DT Midstream issued 1,000 shares of common stock at $0.01 par value to its parent, a subsidiary of DTE Energy, in January 2021. The DT Midstream Board of Directors authorized the issuance of an additional 96,731,466 common shares on June 30, 2021 for a total of 96,732,466 common shares issued and outstanding at the Separation date. This share amount is utilized for the calculation of basic and diluted earnings per share for all periods prior to the Separation presented based on Net Income attributable to DT Midstream. For the period ended June 30, 2021, these shares are treated as issued and outstanding for purposes of calculating historical earnings per share.
The following is a reconciliation of DT Midstream's basic and diluted earnings per share calculation:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(millions, except per share amounts)
Basic and Diluted Earnings per Common Share
Net Income Attributable to DT Midstream	$91	$68	$172	$146
Average number of common shares outstanding — basic	96.7	96.7	96.7	96.7

Incremental shares attributable to:
Average dilutive restricted stock units and performance share awards	0.4	—	0.3	—
Average number of common shares outstanding — diluted	97.1	96.7	97.0	96.7

Basic Earnings per Common Share	$0.93	$0.70	$1.78	$1.51
Diluted Earnings per Common Share	$0.93	$0.70	$1.77	$1.51
DT Midstream declared the following cash dividends:

Quarters Ended	Quarterly Dividend		Dividend Payment Date
	(per-share)	(millions)
2021
September 30	$0.60	$58	October 2021
December 31	$0.60	$58	January 2022
2022
March 31	$0.64	$62	April 2022
June 30	$0.64	$62	July 2022

NOTE 6 — INCOME TAXES
Effective Tax Rates
DT Midstream records income taxes during the interim period using an estimated annual effective tax rate ("ETR") and recognizes specific events discretely as they occur.
The interim ETRs of DT Midstream are 26% and 23% for the three months ended June 30, 2022 and 2021, respectively, and 25% for the six months ended June 30, 2022 and 2021. The difference between the interim ETR and federal statutory rate of 21% is primarily related to state income taxes. The increase in the ETR for the second quarter 2022, as compared to the second quarter 2021, is primarily driven by the remeasurement of state deferred taxes in 2021.

DT Midstream, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
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
Fair Value of Financial Instruments
The following table presents the carrying amount and fair value of financial instruments:

	June 30, 2022				December 31, 2021
	Carrying	Fair Value			Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3	Amount	Level 1	Level 2	Level 3
	(millions)
Cash equivalents (a)	$300	$—	$300	$—	$50	$—	$50	$—
Short-term notes receivable
Third party	—	—	—	—	5	—	—	5
Related party	—	—	—	—	4	—	—	4
Long-term notes receivable
Third party	—	—	—	—	2	—	—	2
Related party	4	—	—	4	—	—	—	—
Long-term debt (b)	$3,057	$—	$2,725	$—	$3,046	$—	$3,163	$—
______________________________________
(a)Money market cash equivalents are measured and recorded at fair value on a recurring basis.
(b)Includes debt due within one year. Carrying value represents principal of $3,099 million, net of unamortized debt discounts and issuance costs.

DT Midstream, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
NOTE 8 — DEBT
DT Midstream's Credit Agreement (the "Credit Agreement") provides for a 7-year term loan facility (the "Term Loan Facility") and a $750 million 5-year secured revolving credit facility (the "Revolving Credit Facility").
Debt Issuances
In April 2022, DT Midstream issued $600 million in aggregate principal amount of 4.300% senior secured notes due April 2032 (the "2032 Notes"). The 2032 Notes are guaranteed by certain of DT Midstream's subsidiaries and secured by a first priority lien on certain assets of DT Midstream and its subsidiary guarantors that secure DT Midstream's existing credit facilities. DT Midstream capitalized debt issuance and discount costs of approximately $4 million and $1 million, respectively.
Debt Redemptions
DT Midstream used $593 million of the net proceeds from the sale of the 2032 Notes to make a partial repayment on our existing indebtedness under our Term Loan Facility. As a result, required quarterly principal payments were eliminated, and the remaining Term Loan Facility balance is not due until maturity in 2028. There were no prepayment costs in conjunction with the partial redemption of the Term Loan Facility. The early redemption resulted in a loss on extinguishment of debt of $9 million and loss on modification of debt of $4 million relating to the write-off of unamortized discount and issuance costs, which was recorded as a loss from financing activities on DT Midstream’s Consolidated Statements of Operations for the three and six months ended June 30, 2022.
Long-Term Debt
DT Midstream's long-term debt outstanding included:

			Maturity	June 30,	December 31,
Title	Type	Interest Rate	Date	2022	2021
				(millions)
2029 Notes	Senior Notes (b)	4.125%	2029	$1,100	$1,100
2031 Notes	Senior Notes (b)	4.375%	2031	1,000	1,000
2032 Notes	Senior Secured Notes (c)	4.300%	2032	600	—
Term Loan Facility	Term Loan Facility	Variable (a)	2028	399	995
				3,099	3,095
Unamortized debt discount				(3)	(4)
Unamortized debt issuance costs				(39)	(45)
Long-term debt due within one year				—	(10)
Long-term debt (net of current portion)				$3,057	$3,036
______________________________
(a) Variable rate is LIBOR plus 2.00%, where LIBOR will not be less than 0.50%. The Term Loan Facility includes $399 million with a one-month LIBOR interest period which ended July 29, 2022.
(b) Interest payable semi-annually in arrears each June 15 and December 15.
(c) Interest payable semi-annually in arrears each April 15 and October 15.

DT Midstream, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
Short-Term Credit Arrangements and Borrowings
The following table presents the availability under the Revolving Credit Facility:

June 30,
2022
(millions)
Total availability
Revolving Credit Facility, expiring June 2026	$750
Amounts outstanding
Revolving Credit Facility borrowings	—
Letters of credit	31
31
Net availability	$719
Borrowings under the Revolving Credit Facility are used for general corporate purposes and letter of credit issuances to support DT Midstream's future operations and liquidity.
The Credit Agreement covering the Term Loan Facility and Revolving Credit Facility includes financial covenants that DT Midstream must maintain. These covenants restrict the ability of DT Midstream and its subsidiaries to incur additional indebtedness and guarantee indebtedness, create or incur liens, engage in mergers, consolidations, liquidations or dissolutions, sell, transfer or otherwise dispose of assets, make investments, acquisitions, loans or advances, pay dividends and distributions or repurchase capital stock, prepay, redeem or repurchase certain junior indebtedness, enter into agreements that limit the ability of the restricted subsidiaries to make distributions to DT Midstream or the ability of DT Midstream and its restricted subsidiaries to incur liens on assets and enter into certain transactions with affiliates. The Term Loan Facility requires the maintenance of a minimum debt service coverage ratio of 1.1 to 1, and the Revolving Credit Facility requires maintenance of (i) a maximum consolidated net leverage ratio of 5 to 1, and (ii) a minimum interest coverage ratio of no less than 2.5 to 1. The debt service coverage ratio means the ratio of annual consolidated EBITDA to debt service, as defined in the Credit Agreement. The consolidated net leverage ratio means the ratio of net debt determined in accordance with GAAP to annual consolidated EBITDA. The interest coverage ratio means the ratio of annual consolidated EBITDA to annual interest expense, as defined in the Credit Agreement. At June 30, 2022, the debt service coverage ratio, the consolidated net leverage ratio and the interest coverage ratio was 6.8 to 1, 3.5 to 1 and 6.2 to 1, respectively, and DT Midstream was in compliance with these financial covenants.

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
Guarantees
In certain limited circumstances, DT Midstream enters into contractual guarantees. DT Midstream may guarantee another entity's obligation in the event it fails to perform and may provide guarantees in certain indemnification agreements. DT Midstream had guarantees valued at $7 million as of June 30, 2022. Potential payment under these guarantees is considered remote. DT Midstream did not have any guarantees of other parties' obligations as of June 30, 2022.

DT Midstream, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
Vector Pipeline Line of Credit

DT Midstream is the lender under a revolving term credit facility to Vector Pipeline, the borrower, in the amount of Canadian $70 million. The credit facility was initially executed in response to the passage of Canadian regulations requiring oil and gas pipelines to demonstrate their financial ability to respond to a catastrophic event and exists for the sole purpose of satisfying these regulations. Vector Pipeline may only draw upon the facility if the funds are required to respond to a catastrophic event. The maximum potential payout at June 30, 2022 is USD $54 million. The funding of a loan under the terms of the credit facility is considered remote.
Environmental Contingencies
In order to comply with certain state environmental regulations, DT Midstream has an obligation to restore pipeline right-of-way slope failures that may arise in the ordinary course of business in the Utica and Marcellus shale region. Slope restoration expenditures are typically capital in nature. As of June 30, 2022 and December 31, 2021, DT Midstream had accrued contingent liabilities of $20 million for future slope restoration expenditures. The accrual is included in Other current liabilities and Other liabilities in the Consolidated Statements of Financial Position. DT Midstream believes the accrued amounts are sufficient to cover estimated future expenditures.

NOTE 10 — SEGMENT AND RELATED INFORMATION
DT Midstream sets strategic goals, allocates resources, and evaluates performance based on the following structure:
The Pipeline segment owns and operates interstate and intrastate natural gas pipelines, storage systems, and natural gas gathering lateral pipelines. The segment also has interests in equity method investees that own and operate interstate natural gas pipelines. The Pipeline segment is also engaged in the transportation and storage of natural gas for intermediate and end user customers.
The Gathering segment owns and operates gas gathering systems. The segment is engaged in collecting natural gas from points at or near customers’ wells for delivery to plants for processing, to gathering pipelines for further gathering, or to pipelines for transportation, as well as associated ancillary services, including compression, dehydration, gas treatment, water impoundment, water storage, water transportation and sand mining.
Inter-segment billing for goods and services exchanged between segments is based upon contracted prices of the provider. Inter-segment billings were not significant for the three and six months ended June 30, 2022 and 2021.
The following table presents financial data by business segment:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
	(millions)
Operating Revenues
Pipeline	$83	$75	$160	$150
Gathering	144	133	282	255
Total	$227	$208	$442	$405

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
	(millions)
Net Income Attributable to DT Midstream by Segment
Pipeline	$52	$44	$100	$86
Gathering	39	24	72	60
Total	$91	$68	$172	$146

DT Midstream, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
NOTE 11 — SUBSEQUENT EVENT
Income Taxes
On July 8, 2022, the Commonwealth of Pennsylvania enacted House Bill (H.B.) 1342 which includes a corporate income tax rate reduction from 9.99% to 4.99% that will phase-in over a nine-year period. As a corporate taxpayer in PA and in accordance with tax accounting guidance, we will record the impact of remeasuring our deferred balances as a result of the rate change to continuing operations (tax expense) in the third quarter. We anticipate the impact to be favorable to our net earnings and are continuing to evaluate the impact of the rate change along with other tax provisions of H.B. 1342 which may be material to the financial statements.
Dividend Declaration
On August 3, 2022, DT Midstream announced that DT Midstream's Board of Directors declared a quarterly dividend of $0.64 per share of common stock. The dividend is payable to DT Midstream's stockholders of record as of September 19, 2022 and is expected to be paid on October 15, 2022.

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
OVERVIEW
Our Business
We are an owner, operator, and developer of an integrated portfolio of natural gas midstream assets. We provide multiple, integrated natural gas services to customers through our Pipeline segment, which includes interstate pipelines, intrastate pipelines, storage systems, and lateral pipelines, and through our Gathering segment. We also own joint venture interests in equity method investees which own and operate interstate pipelines, many of which have connectivity to our wholly owned assets.
Our core assets strategically connect key demand centers in the Midwestern U.S., Eastern Canada, Northeastern U.S. and Gulf Coast regions to production areas of the Haynesville and Marcellus/Utica dry natural gas formations in the Gulf Coast and Appalachian Basins, respectively.
On July 1, 2021, DT Midstream completed the Separation from DTE Energy and became an independent public company. See Note 1, "Description of the Business and Basis of Presentation" to the Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.

RESULTS OF OPERATIONS
Management’s Discussion and Analysis of Financial Condition and Results of Operations includes financial information prepared in accordance with GAAP. The following sections discuss the operating performance and future outlook of our segments. Segment information includes intercompany revenues and expenses, as well as other income and deductions that are eliminated in the Consolidated Financial Statements.
In November 2020, the SEC issued a final rule to modernize and simplify Management's Discussion and Analysis and certain financial disclosure requirements in SEC Regulation S-K. As permitted by this final rule, the analysis below reflects the optional approach to discuss results of operations on a sequential-quarter basis, which we believe will provide the most useful information to investors in assessing our quarterly results of operations going forward. In addition, as required by the final rule, we have continued to provide a comparison of the current year-to-date period to the prior year-to-date period.
For purposes of the following discussion, any increases or decreases refer to the comparison of the three months ended June 30, 2022 to the three months ended March 31, 2022, and the six months ended June 30, 2022 to the six months ended June 30, 2021, as applicable.
The following table summarizes our consolidated financial results:

	Three Months Ended		Six Months Ended
	June 30,	March 31,	June 30,	June 30,
	2022	2022	2022	2021
	(millions, except per share amounts)
Operating revenues	$227	$215	$442	$405
Net Income Attributable to DT Midstream	91	81	172	146
Diluted Earnings per Common Share	$0.93	$0.84	$1.77	$1.51

	Three Months Ended		Six Months Ended
	June 30,	March 31,	June 30,	June 30,
	2022	2022	2022	2021
	(millions)
Net Income Attributable to DT Midstream by Segment
Pipeline	$52	$48	$100	$86
Gathering	39	33	72	60
Total	$91	$81	$172	$146

Pipeline
The Pipeline segment consists of our interstate pipelines, intrastate pipelines, storage systems, lateral pipelines including related treatment plants and compression and surface facilities. This segment also includes our equity method investments. Pipeline results and outlook are discussed below:

	Three Months Ended		Six Months Ended
	June 30,	March 31,	June 30,	June 30,
	2022	2022	2022	2021
	(millions)
Operating revenues	$83	$77	$160	$150
Operation and maintenance	12	13	25	32
Depreciation and amortization	15	16	31	31
Taxes other than income	4	4	8	7
Asset (gains) losses and impairments, net	(6)	—	(6)	—
Operating Income	58	44	102	80
Interest expense	13	13	26	22
Interest income	—	—	—	(1)
Earnings from equity method investees	(35)	(36)	(71)	(60)
Loss from financing activities	6	—	6	—
Other (income) and expense	—	—	—	(2)
Income Tax Expense	19	16	35	29
Net Income	55	51	106	92
Less: Net Income Attributable to Noncontrolling Interests	3	3	6	6
Net Income Attributable to DT Midstream	$52	$48	$100	$86
Operating revenues increased $6 million for the three months ended June 30, 2022 primarily due to higher volumes on Stonewall Gas Gathering and higher volumes and rates on LEAP. Operating revenues increased $10 million for the six months ended June 30, 2022 primarily due to higher volumes and rates from new and existing customers on LEAP of $12 million, partially offset by decreased storage revenues.
Operation and maintenance expense decreased $7 million for the six months ended June 30, 2022 primarily due to lower Separation related transaction costs of $10 million, partially offset by increased LEAP and storage expenses.
Asset (gains) losses and impairments, net increased $6 million for both the three and six months ended June 30, 2022 due to a one-time gain realized from a legal settlement with a supplier.
Interest expense increased $4 million for the six months ended June 30, 2022 primarily due to higher interest rates on our external debt as compared to interest rates on borrowings from DTE Energy.
Earnings from equity method investees increased $11 million for the six months ended June 30, 2022 primarily due to higher revenue at NEXUS and Vector Pipeline as a result of improved contracting.
Loss from financing activities increased $6 million for both the three and six months ended June 30, 2022 due to the partial repayment of our Term Loan Facility. See Note 8 — "Debt" to the Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q for further details.
Income tax expense increased $3 million and $6 million for the three and six months ended June 30, 2022, respectively, primarily due to higher pre-tax earnings.
Outlook
We believe our long-term agreements with customers and the location and connectivity of our pipeline assets position the business for future growth. We will continue to pursue economically attractive expansion opportunities that leverage our current asset footprint and strategic relationships. These growth opportunities include future Haynesville system expansion (LEAP) and additional growth related to our equity method investments.

Gathering
The Gathering segment consists of our gathering systems including related treatment plants and compression and surface facilities. Gathering results and outlook are discussed below:

	Three Months Ended		Six Months Ended
	June 30,	March 31,	June 30,	June 30,
	2022	2022	2022	2021
	(millions)
Operating revenues	$144	$138	$282	$255
Operation and maintenance	51	48	99	75
Depreciation and amortization	27	26	53	51
Taxes other than income	4	4	8	6
Asset (gains) losses and impairments, net	(17)	—	(17)	17
Operating Income	79	60	139	106
Interest expense	20	18	38	28
Interest income	(1)	—	(1)	(3)
Loss from financing activities	7	—	7	—
Income Tax Expense	14	9	23	21
Net Income Attributable to DT Midstream	$39	$33	$72	$60
Operating revenues increased $6 million for the three months ended June 30, 2022 due to higher revenues on Blue Union and the Appalachia Gathering System. Operating revenues increased $27 million for the six months ended June 30, 2022 primarily due to higher Blue Union production-related revenue of $26 million and higher revenues on the Appalachia Gathering System.
Operation and maintenance expense increased $24 million for the six months ended June 30, 2022 primarily due to higher Blue Union and Susquehanna Gathering System expenses of $39 million and $4 million, respectively, partially offset by lower Separation related transaction costs of $9 million, Appalachia Gathering System expenses of $5 million, and other general cost savings. Higher Blue Union expenses were driven by higher gathered volumes and associated variable costs to operate facilities and planned maintenance.
Asset (gains) losses and impairments, net increased $17 million for the three months ended June 30, 2022 due to a gain on sale of certain assets in the Utica shale region. Asset (gains) losses and impairments, net increased $34 million for the six months ended June 30, 2022. The increase was due to the 2022 gain of $17 million mentioned above as compared to the 2021 loss on notes receivable for an investment in certain assets in the Utica shale region of $19 million, partially offset by a $2 million gain on sale of Michigan gathering assets. See Note 2 — "Significant Accounting Policies" to the Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q for further details.
Interest expense increased $10 million for the six months ended June 30, 2022 primarily due to higher interest rates on our external debt as compared to interest rates on borrowings from DTE Energy.
Loss from financing activities increased $7 million for both the three and six months ended June 30, 2022 due to the partial repayment of our Term Loan Facility. See Note 8 — "Debt" to the Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q for further details.
Income tax expense increased $5 million for the three months ended June 30, 2022 primarily due to an increase in Income before income taxes.
Outlook
We believe our long-term agreements with producers and the quality of the natural gas reserves in the Marcellus/Utica and Haynesville shale regions position the business for future growth. We will continue to pursue economically attractive expansion opportunities that leverage our current asset footprint and strategic relationships. These growth opportunities include a future Haynesville system expansion (Blue Union) and expansion opportunities at the Appalachia Gathering System.

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
CAPITAL INVESTMENTS
Capital spending within our company is primarily for ongoing maintenance and expansion of our existing assets, and if identified, attractive growth opportunities. We have been disciplined in our capital deployment and make growth investments that meet our criteria in terms of strategy, management skills, and identified risks and expected returns. All potential investments are analyzed for their rates of return and cash payback on a risk-adjusted basis. We anticipate total capital expenditures, inclusive of contributions to equity method investees, in 2022 of approximately $350 million to $400 million.
ENVIRONMENTAL MATTERS
We are subject to extensive U.S. federal, state, and local environmental regulations. Additional compliance costs may result as the effects of various substances on the environment are studied and governmental regulations are developed and implemented. Actual costs to comply with such regulation could vary substantially from our expectations. Pending or future legislation or regulation could have a material impact on our operations and financial position. Potential impacts include unplanned expenditures for environmental equipment, such as pollution control equipment, financing costs related to additional capital expenditures and the replacement costs of aging pipelines and other facilities.
For further discussion of environmental matters, see Note 9, "Commitments and Contingencies" to the Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.

CAPITAL RESOURCES AND LIQUIDITY
Cash Requirements
Our principal liquidity requirements are to finance our operations, fund capital expenditures, satisfy our indebtedness obligations, and pay approved dividends. We believe we will have sufficient internal and external capital resources to fund anticipated capital and operating requirements. We expect that cash from operating activities in 2022 will be approximately $605 million to $655 million.

	Six Months Ended
	June 30,
	2022	2021
	(millions)
Cash and Cash Equivalents at Beginning of Period	$132	$42
Net cash and cash equivalents from operating activities	379	328
Net cash and cash equivalents (used for) from investing activities	(31)	201
Net cash and cash equivalents used for financing activities	(135)	(534)
Net Increase (Decrease) in Cash and Cash Equivalents	213	(5)
Cash and Cash Equivalents at End of Period	$345	$37
Operating Activities
Cash flows from our operating activities can be impacted in the short term by the natural gas volumes gathered or transported through our systems, changing commodity prices, seasonality, weather fluctuations, dividends received from equity method investees and the financial condition of our customers. Our preference to enter into firm service revenue contracts helps minimize our long-term exposure to commodity prices and its impact on the financial condition of our customers and provides us more stable operating performance and cash flows.

Net cash and cash equivalents from operating activities increased $51 million for the six months ended June 30, 2022 primarily due to net changes in working capital, an increase in dividends received from equity method investees, and an increase in operating income after adjustment for non-cash items including depreciation and amortization expense, amortization of operating lease right-of-use assets, and assets (gains) losses and impairments. These increases were partially offset by an increase in interest expense and an increase in cash income tax expense.
Investing Activities
Cash outflows associated with our investing activities are primarily the result of plant and equipment expenditures, acquisitions, and contributions to equity method investees. Cash inflows from our investing activities are generated from proceeds from sale or collection of notes receivable, distributions received from equity method investees, and proceeds from asset sales.
Net cash and cash equivalents from investing activities decreased $232 million to represent net cash and cash equivalents used for investing activities for the six months ended June 30, 2022, primarily due to the 2021 cash collection of the Notes receivable from DTE Energy, partially offset by proceeds from the sale of notes receivable.
Financing Activities
Prior to the Separation we relied on short-term borrowings and contributions from DTE Energy. In June 2021, we issued Senior Notes in an aggregate principal amount of $2.1 billion and a $1.0 billion Term Loan Facility. Proceeds were used for the repayment of the short-term borrowings due to DTE Energy as well as a one-time special dividend provided to DTE Energy.
In April 2022, we issued Senior Secured Notes in an aggregate principal amount of $600 million. We used the net proceeds from the sale of the Senior Secured Notes of $593 million to partially repay indebtedness under our Term Loan Facility. See Note 8, "Debt" to the Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.

Net cash and cash equivalents used for financing activities decreased $399 million for the six months ended June 30, 2022 primarily due to the 2021 Separation-related repayment of short-term borrowings and special dividend to DTE Energy, partially offset by contributions from DTE Energy that did not recur in 2022. Additionally, the decrease was partially offset by lower proceeds from the issuance of long-term debt, higher repayment of long-term debt, and higher dividends paid on common stock.
During the six months ended June 30, 2022, DT Midstream paid cash dividends on common stock. See Note 5, "Earnings per Share and Dividends" to the Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.
Outlook
We expect to continue executing on our natural gas-centric business strategy focused on disciplined capital deployment and supported by a flexible, well capitalized balance sheet. Other than the impact of the items discussed below on our debt and equity capitalization, we are not aware of any trends, other demands, commitments, events or uncertainties that are reasonably likely to materially impact our liquidity position.
Our working capital requirements will be primarily driven by changes in accounts receivable and accounts payable. We continue our efforts to identify opportunities to improve cash flows through working capital initiatives and obtaining additional long-term firm commitments from customers.
Historically, our sources of liquidity included cash generated from operations and, prior to the Separation, loans obtained from DTE Energy. After the Separation, our sources of liquidity include cash generated from operating activities and available borrowings under our Revolving Credit Facility. We began investing in money market cash equivalents in August 2021.
In June 2021, we issued long-term debt in the form of $2.1 billion Senior Notes and a $1.0 billion Term Loan Facility. We also entered into a $750 million secured Revolving Credit Facility for general corporate purposes and letter of credit issuances to support our future operations and liquidity. In April 2022, we issued the 2032 Notes in an aggregate principal amount of $600 million. We used the net proceeds from the sale of the Senior Secured Notes of $593 million to partially repay indebtedness under our Term Loan Facility. The Credit Agreement covering the Term Loan Facility and Revolving Credit Facility includes financial covenants that DT Midstream must maintain. See Note 8, "Debt" to the Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q for additional discussion on the financial covenants.
As of June 30, 2022, we had $31 million of letters of credit outstanding and no borrowings outstanding under our Revolving Credit Facility. We have approximately $1.1 billion of available liquidity as of June 30, 2022, consisting of cash and cash equivalents and amounts available under our Revolving Credit Facility.
We expect to pay regular cash dividends to DT Midstream common stockholders in the future. Any payment of future dividends is subject to approval by the Board of Directors, and may depend on our future earnings, cash flows, capital requirements, financial condition, and the effect a dividend payment would have on our compliance with relevant financial covenants. Over the long-term, we expect to grow our dividend consistent with cash flow growth and are targeting a payout ratio consistent with pure-play midstream companies.

We believe we will have sufficient operating flexibility, cash resources and funding sources to maintain adequate amounts of liquidity and to meet future operating cash, capital expenditure and debt servicing requirements. However, virtually all of our businesses are capital intensive, or require access to capital, and the inability to access adequate capital could adversely impact future earnings and cash flows.
See Note 1, "Description of the Business and Basis of Presentation", Note 8, "Debt" and Note 9, "Commitments and Contingencies" to the Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.

CRITICAL ACCOUNTING ESTIMATES
The preparation of our Consolidated Financial Statements in conformity with GAAP requires that management applies accounting policies and makes estimates and assumptions that affect results of operations and the amounts of assets and liabilities reported in the Consolidated Financial Statements. Management believes that the area described below requires significant judgment in the application of the accounting policy or in making estimates and assumptions in matters that are inherently uncertain and that may change in subsequent periods.
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
We have noted an increase in our weighted average cost of capital resulting from interest rate increases since our last annual goodwill impairment test. We have determined that an interim impairment test is not required as there are no triggering events or changes in circumstances indicating that it is more likely than not that the goodwill for either of our two reporting units is impaired. We will continue to monitor our estimates and assumptions on a quarterly basis as market conditions continue to evolve.
See Part I, Item 3, "Quantitative and Qualitative Disclosures About Market Risk", in this Quarterly Report for more information on our exposure to market risk. See also "Critical Accounting Estimates" included in DT Midstream's 2021 Annual Report on Form 10-K.
OFF-BALANCE SHEET ARRANGEMENTS
We are party to off-balance sheet arrangements, which include our equity method investments. See the section entitled "Principles of Consolidation" in Note 1, "Description of the Business and Basis of Presentation" to the Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q for further discussion of the nature, purpose and other details of such agreements.
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
NEW ACCOUNTING PRONOUNCEMENTS
See Note 3, "New Accounting Pronouncements" to the Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Market Price Risk

Our business is dependent on the continued availability of natural gas production and reserves in our areas of operation. Low prices for natural gas, including those resulting from regional basis differentials, could adversely affect development of additional reserves and future production that is accessible by our pipeline and storage assets. We manage our exposure through the use of short, medium, and long-term storage, gathering, and transportation contracts. Consequently, our existing operations and cash flows have limited direct exposure to commodity price risk.
Credit Risk

We are exposed to credit risk, which is the risk of loss resulting from nonpayment or nonperformance under a contract. We manage our exposure to credit risk associated with customers through credit analysis, credit approval, credit limits and monitoring procedures. For certain transactions, we may request letters of credit, cash collateral, prepayments or guarantees as forms of credit support. Our FERC tariffs require tariff customers that do not meet specified credit standards to provide three months of credit support, however, we are exposed to credit risk beyond this three-month period when our tariffs do not require our customers to provide additional credit support. For some long-term contracts associated with system expansions, we have entered into negotiated credit agreements that provide for enhanced forms of credit support if certain credit standards are not met.

We depend on key customers in the Haynesville shale formation in the Gulf Coast and in the Utica and Marcellus shale formations in the Northeastern U.S. for a significant portion of our revenues. The loss of, or reduction in volumes from, any of these key customers could result in a decline in demand for our services and materially adversely affect our business, financial condition and results of operations.

We engage with customers that are sub-investment grade, including two of our key customers, Southwestern Energy and Antero Resources. These customers are otherwise considered creditworthy or are required to make prepayments or provide security to satisfy credit concerns.
We regularly monitor for bankruptcy proceedings that may impact our counterparties.
Interest Rate Risk
We are subject to interest rate risk in connection with the issuance of debt. Our exposure to interest rate risk arises primarily from changes in LIBOR. As of June 30, 2022, we had floating rate debt of $399 million and a floating rate debt-to-total debt ratio of 13% related to the variable rate Term Loan Facility issued in June 2021. See Note 8, "Debt" to the Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.
We are subject to interest rate risk in connection with our goodwill impairment assessment. See the section entitled "Critical Accounting Estimates" for more information.
Summary of Sensitivity Analysis
A sensitivity analysis was performed on the fair values of our long-term debt obligations. The sensitivity analysis involved increasing and decreasing rates at June 30, 2022 by a hypothetical 10% and calculating the resulting change in the fair values. The hypothetical losses related to long-term debt would be realized only if we transferred all of our fixed-rate long-term debt to other creditors. The results of the sensitivity analysis are as follows:

	Assuming a 10% Increase in Rates	Assuming a 10% Decrease in Rates	Change in the Fair Value of
Activity	As of June 30, 2022
	(millions)
Interest rate risk	$(104)	$109	Long-term debt

Item 4. Controls and Procedures
(a) Evaluation of disclosure controls and procedures
Management of DT Midstream carried out an evaluation, under the supervision and with the participation of DT Midstream's Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of DT Midstream's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2022, which is the end of the period covered by this report. Based on this evaluation, DT Midstream's CEO and CFO have concluded that such disclosure controls and procedures are effective in providing reasonable assurance that information required to be disclosed by DT Midstream in reports that it files or submits under the Exchange Act (i) is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms and (ii) is accumulated and communicated to DT Midstream's management, including its CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Due to the inherent limitations in the effectiveness of any disclosure controls and procedures, management cannot provide absolute assurance that the objectives of its disclosure controls and procedures will be attained.
(b) Changes in internal control over financial reporting

There have been no changes in DT Midstream's internal control over financial reporting during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, DT Midstream's internal control over financial reporting.

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

Date:	August 3, 2022
DT MIDSTREAM, INC.

		By:	/S/ JEFFREY A. JEWELL
Jeffrey A. Jewell Chief Financial and Accounting Officer
(Duly Authorized Officer)