Form 10-Q
period 2022-09-30
DT Midstream, Inc.
filed 2022-10-28
CIK 1842022

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period ended September 30, 2022
Or
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒
Number of shares of common stock outstanding at September 30, 2022:

Description	Shares
Common stock, par value $0.01	96,750,983

DEFINITIONS
Unless the context otherwise requires, references to "we," "us," "our," "Registrant," or the "Company" and words of similar importance refer to DT Midstream and, unless otherwise specified, its consolidated subsidiaries and its unconsolidated joint ventures. As used in this Form 10-Q, the terms and definitions below have the following meanings:

Antero Resources	Antero Resources Corporation and/or its affiliates

Appalachia Gathering System	A 137-mile pipeline delivering Marcellus shale gas to the Texas Eastern Pipeline and Stonewall Gas Gathering

ASU	Accounting Standards Update issued by the FASB

Bcf	Billion cubic feet of natural gas

Blue Union	Blue Union Gathering System, a 358-mile gathering system delivering shale gas production from the Haynesville formation of Louisiana to markets in the Gulf Coast region

Bluestone	Bluestone Gathering Lateral Pipeline, a 65-mile lateral pipeline gathering Marcellus shale gas to the Millennium Pipeline and the Tennessee Pipeline

Columbia Pipeline	Columbia Gas Transmission, LLC, owned by TC Energy Corporation

Credit Agreement	DT Midstream's Credit Agreement provides for the Term Loan Facility and Revolving Credit Facility

Distribution	Pro-rata distribution to DTE Energy shareholders of all the outstanding common stock of DT Midstream upon the Separation

DT Midstream	DT Midstream, Inc., formerly known as DTE Gas Enterprises, LLC, and its consolidated subsidiaries

DTE Energy	DTE Energy Company, the consolidating entity of DT Midstream prior to the Separation

FASB	Financial Accounting Standards Board

FERC	Federal Energy Regulatory Commission

GAAP	Generally Accepted Accounting Principles in the United States

Generation Pipeline	A 25-mile intrastate pipeline located in northern Ohio and owned by NEXUS

Haynesville System	System is comprised of LEAP, Blue Union and associated facilities

LEAP	Louisiana Energy Access Project gathering lateral pipeline, a 155-mile pipeline gathering Haynesville shale gas to markets in the Gulf Coast region

LIBOR	London Inter-Bank Offered Rates

Millennium Pipeline
A 263-mile interstate pipeline and compression facilities owned by Millennium Pipeline Company, LLC serving markets in the northeast Marcellus region. Historically, DT Midstream owned a 26.25% interest in Millennium Pipeline. On October 7, 2022, DT Midstream purchased an additional 26.25% interest, which increased the total ownership interest to 52.50%. See Note 11, "Subsequent Events" to the Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q for additional discussion

National Grid	National Grid Millennium LLC

NYSE	New York Stock Exchange

NEXUS
NEXUS Gas Transmission, LLC, a joint venture which owns (i) a 256-mile interstate pipeline and three compression facilities transporting Utica and Marcellus shale gas to Ohio, Michigan and Ontario market centers and (ii) Generation Pipeline, in which DT Midstream owns a 50% interest

Revolving Credit Facility	DT Midstream's secured revolving credit facility issued under the Credit Agreement

SEC	Securities and Exchange Commission

Separation	The separation and spin-off of DT Midstream from DTE Energy, effective July 1, 2021

SOFR	Secured Overnight Financing Rate

DEFINITIONS

South Romeo	South Romeo Gas Storage Corporation, a joint venture which owns the Washington 28 Storage Complex, in which DT Midstream owns a 50% interest

Southwestern Energy	Southwestern Energy Company and/or its affiliates

Stonewall Gas Gathering	Stonewall Gas Gathering Lateral Pipeline, a 68-mile pipeline in which DT Midstream owns an 85% interest, gathering gas from Appalachia Gathering System for delivery to the Columbia Pipeline

Susquehanna Gathering System	A 198-mile pipeline delivering Marcellus shale gas production to Bluestone

Tax Matters Agreement	The agreement that governs the respective rights, responsibilities and obligations of DTE Energy and DT Midstream after the Separation with respect to all tax matters

Tennessee Pipeline	Tennessee Gas Pipeline Company, LLC, owned by Kinder Morgan, Inc.

Term Loan Facility	DT Midstream's term loan facility issued under the Credit Agreement

Texas Eastern Pipeline	Texas Eastern Transmission, LP, owned by Enbridge Inc.

Topic 606	FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, as amended

U.S.	Unites States of America

USD	United States Dollar ($)

Vector Pipeline	A 348-mile interstate pipeline and five compression facilities connecting Illinois, Michigan, and Ontario market centers, in which DT Midstream owns a 40% interest

VIE	Variable Interest Entity

Washington 10 Storage Complex	A gas storage system located in Michigan with 94 Bcf of storage capacity, in which DT Midstream owns a 91% interest

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

FORWARD-LOOKING STATEMENTS
Certain information presented herein includes "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the financial condition, results of operations, and businesses of DT Midstream. Words such as "believe," "expect," "expectations," "plans," "strategy," "prospects," "estimate," "project," "target," "anticipate," "will," "should," "see," "guidance," "outlook," "confident," and other words of similar meaning in connection with a discussion of future operating or financial performance may signify forward-looking statements. Forward-looking statements are not guarantees of future results and conditions, but rather are subject to numerous assumptions, risks, and uncertainties that may cause actual future results to be materially different from those contemplated, projected, estimated, or budgeted. Many factors may impact forward-looking statements of DT Midstream including, but not limited to, the following:
•changes in general economic conditions, including increases in interest rates and the impact of inflation on our business;
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
•changing laws regarding cyber security and data privacy, and any cyber security threat or event;
•operating hazards, environmental risks and other risks incidental to gathering, storing and transporting natural gas;
•changes in environmental laws, regulations or enforcement policies, including laws and regulations relating to climate change and greenhouse gas emissions;
•natural disasters, adverse weather conditions, casualty losses and other matters beyond our control;
•the impact of outbreaks of illnesses, epidemics and pandemics, and any related economic effects;
•the ongoing conflict between Russia and Ukraine, including resulting commodity price volatility and risk of cyber-based attacks;

•labor relations and markets, including the ability to attract, hire and retain key employee and contract personnel;
•large customer defaults;
•changes in tax status, as well as changes in tax rates and regulations;
•ability to develop low carbon business opportunities and deploy greenhouse gas reducing technologies;
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

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements

DT Midstream, Inc.
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
	(millions, except per share amounts)
Revenues
Operating revenues	$235	$212	$677	$617
Operating Expenses
Operation and maintenance	65	58	189	165
Depreciation and amortization	42	42	126	124
Taxes other than income	7	6	23	19
Asset (gains) losses and impairments, net	—	—	(23)	17
Operating Income	121	106	362	292
Other (Income) and Deductions
Interest expense	35	31	99	81
Interest income	(1)	—	(2)	(4)
Earnings from equity method investees	(36)	(30)	(107)	(90)
Loss from financing activities	—	—	13	—
Other (income) and expense	—	(1)	—	(3)
Income Before Income Taxes	123	106	359	308
Income Tax Expense	7	29	65	79
Net Income	116	77	294	229
Less: Net Income Attributable to Noncontrolling Interests	3	3	9	9
Net Income Attributable to DT Midstream	$113	$74	$285	$220

Basic Earnings per Common Share
Net Income Attributable to DT Midstream	$1.17	$0.77	$2.94	$2.28

Diluted Earnings per Common Share
Net Income Attributable to DT Midstream	$1.16	$0.77	$2.94	$2.28

Weighted Average Common Shares Outstanding
Basic	96.7	96.7	96.7	96.7
Diluted	97.0	96.9	97.0	96.9

See Notes to Consolidated Financial Statements (Unaudited)

DT Midstream, Inc.
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
	(millions)
Net Income	$116	$77	$294	$229
Foreign currency translation and unrealized gain on derivatives, net of tax	1	—	2	1
Other comprehensive income	1	—	2	1
Comprehensive income	117	77	296	230
Less: Comprehensive income attributable to noncontrolling interests	3	3	9	9
Comprehensive Income Attributable to DT Midstream	$114	$74	$287	$221

See Notes to Consolidated Financial Statements (Unaudited)

DT Midstream, Inc.
Consolidated Statements of Financial Position
(Unaudited)

	September 30,	December 31,
	2022	2021
	(millions)
ASSETS
Current Assets
Cash and cash equivalents	$355	$132
Accounts receivable (net of $— allowance for expected credit loss for each period end)
Third party	150	169
Notes receivable
Third party	—	5
Related party	—	4
Deferred property taxes	7	25
Other	21	25
	533	360
Investments
Investments in equity method investees	1,674	1,691

Property
Property, plant, and equipment	4,332	4,109
Accumulated depreciation	(702)	(619)
	3,630	3,490
Other Assets
Goodwill	473	473
Long-term notes receivable
Third party	—	2
Related party	4	—
Operating lease right-of-use assets	36	36
Intangible assets, net	2,039	2,082
Other	30	32
	2,582	2,625
Total Assets	$8,419	$8,166

See Notes to Consolidated Financial Statements (Unaudited)

DT Midstream, Inc.
Consolidated Statements of Financial Position
(Unaudited)

	September 30,	December 31,
	2022	2021
	(millions, except shares)
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable
Third party	$71	$22
Current portion of long-term debt	—	10
Operating lease liabilities	17	16
Dividends payable	62	58
Interest payable	39	4
Property taxes payable	18	24
Accrued compensation	14	17
Other	28	26
	249	177

Long-Term Debt (net of current portion)	3,058	3,036

Other Liabilities
Deferred income taxes	905	856
Operating lease liabilities	22	21
Other	60	55
	987	932
Total Liabilities	4,294	4,145

Commitments and Contingencies (Note 9)

Stockholders' Equity/Member's Equity
Preferred stock ($0.01 par value, 50,000,000 shares authorized and no shares issued or outstanding at September 30, 2022 and December 31, 2021)	—	—
Common stock ($0.01 par value, 550,000,000 shares authorized, and 96,750,983 and 96,734,010 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively)	1	1
Additional paid in capital	3,462	3,450
Retained earnings	523	431
Accumulated other comprehensive income (loss)	(8)	(10)
Total DT Midstream Equity	3,978	3,872
Noncontrolling interests	147	149
Total Equity	4,125	4,021
Total Liabilities and Equity	$8,419	$8,166

See Notes to Consolidated Financial Statements (Unaudited)

DT Midstream, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	September 30,
	2022	2021
	(millions)
Operating Activities
Net Income	$294	$229
Adjustments to reconcile Net Income to Net cash and cash equivalents from operating activities:
Depreciation and amortization	126	124
Amortization of operating lease right-of-use assets	14	13
Deferred income taxes	51	76
Earnings from equity method investees	(107)	(90)
Dividends from equity method investees	125	98
Asset (gains) losses and impairments, net	(17)	17
Loss from financing activities	13	—
Changes in assets and liabilities:
Accounts receivable, net	19	(20)
Accounts payable — third party	(2)	1
Accounts payable — related party	—	(10)
Interest payable	35	28
Other current and noncurrent assets and liabilities	23	(2)
Net cash and cash equivalents from operating activities	574	464
Investing Activities
Plant and equipment expenditures	(173)	(96)
Proceeds from sale of notes receivable	22	—
Distributions from equity method investees	3	6
Contributions to equity method investees	(4)	(11)
Notes receivable repaid by DTE Energy	—	263
Notes receivable — third party and related party	2	(1)
Other investing activities	—	2
Net cash and cash equivalents (used for) from investing activities	(150)	163
Financing Activities
Issuance of long-term debt, net of discount and issuance costs	591	3,047
Repayment of long-term debt	(596)	(2)
Repayment of borrowings from DTE Energy	—	(3,175)
Borrowings under the Revolving Credit Facility	—	25
Repayment of borrowings under the Revolving Credit Facility	—	(25)
Payment of Revolving Credit Facility issuance fees	—	(7)
Repurchase of common stock	(3)	—
Distributions to noncontrolling interests	(11)	(13)
Dividends paid on common stock	(182)	—
Dividend to DTE Energy	—	(501)
Contributions from DTE Energy	—	110
Net cash and cash equivalents used for financing activities	(201)	(541)
Net Increase in Cash and Cash Equivalents	223	86
Cash and Cash Equivalents at Beginning of Period	132	42
Cash and Cash Equivalents at End of Period	$355	$128

Supplemental disclosure of cash information
Cash paid for:
Interest, net of interest capitalized	$59	$50
Income taxes	9	2
Supplemental disclosure of non-cash investing and financing activities
Plant and equipment expenditures in accounts payable and other accruals	$60	$20

See Notes to Consolidated Financial Statements (Unaudited)

DT Midstream, Inc.
Consolidated Statements of Changes in Stockholders' Equity/Member's Equity
(Unaudited)

			Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests
	Common Stock
	Shares	Amount					Total
	(dollars in millions, shares in thousands)
Balance, December 31, 2021	96,734	$1	$3,450	$431	$(10)	$149	$4,021
Net Income	—	—	—	81	—	3	84
Dividends declared on common stock ($0.64 per common share)	—	—	—	(62)	—	—	(62)
Distributions to noncontrolling interests	—	—	—	—	—	(4)	(4)
Stock-based compensation	57	—	3	(1)	—	—	2
Repurchase of common stock	(57)	—	—	(3)	—	—	(3)
Balance, March 31, 2022	96,734	$1	$3,453	$446	$(10)	$148	$4,038
Net Income	—	—	—	91	—	3	94
Dividends declared on common stock ($0.64 per common share)	—	—	—	(62)	—	—	(62)
Distributions to noncontrolling interests	—	—	—	—	—	(3)	(3)
Stock-based compensation	—	—	5	(1)	—	—	4
Taxes and other adjustments	—	—	—	(1)	—	—	(1)
Other comprehensive income, net of tax	—	—	—	—	1	—	1
Balance, June 30, 2022	96,734	$1	$3,458	$473	$(9)	$148	$4,071
Net Income	—	—	—	113	—	3	116
Dividends declared on common stock ($0.64 per common share)	—	—	—	(62)	—	—	(62)
Distributions to noncontrolling interests	—	—	—	—	—	(4)	(4)
Stock-based compensation	17	—	4	—	—	—	4
Taxes and other adjustments	—	—	—	(1)	—	—	(1)
Other comprehensive income, net of tax	—	—	—	—	1	—	1
Balance, September 30, 2022	96,751	$1	$3,462	$523	$(8)	$147	$4,125

See Notes to Consolidated Financial Statements (Unaudited)

DT Midstream, Inc.
Consolidated Statements of Changes in Stockholders' Equity/Member's Equity
(Unaudited)

			Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests
	Common Stock
	Shares	Amount					Total
	(dollars in millions, shares in thousands)
Balance, December 31, 2020	—	$—	$3,333	$751	$(11)	$155	$4,228
Net Income	—	—	—	78	—	3	81
Reorganization to C Corporation (a)	1	—	—	—	—	—	—
Distributions to noncontrolling interests	—	—	—	—	—	(6)	(6)
Taxes and other adjustments	—	—	(1)	2	—	(1)	—
Other comprehensive income, net of tax	—	—	—	—	1	—	1
Balance, March 31, 2021	1	$—	$3,332	$831	$(10)	$151	$4,304
Net Income	—	—	—	68	—	3	71
Distributions to noncontrolling interests	—	—	—	—	—	(3)	(3)
Issuance of common shares to DTE Energy (b)	96,731	1	—	—	—	—	1
Dividend to DTE Energy	—	—	—	(501)	—	—	(501)
Taxes and other adjustments	—	—	121	(12)	—	—	109
Balance, June 30, 2021	96,732	$1	$3,453	$386	$(10)	$151	$3,981
Net Income	—	—	—	74	—	3	77
Dividends declared on common stock ($0.60 per common share)	—	—	—	(58)	—	—	(58)
Distributions to noncontrolling interests	—	—	—	—	—	(4)	(4)
Taxes and other adjustments	—	—	(8)	1	—	—	(7)
Balance, September 30, 2021	96,732	$1	$3,445	$403	$(10)	$150	$3,989
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

DT Midstream, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

NOTE 1 — DESCRIPTION OF THE BUSINESS AND BASIS OF PRESENTATION
Description of the Business
DT Midstream is an owner, operator, and developer of an integrated portfolio of natural gas midstream assets. The Company provides multiple, integrated natural gas services to customers through two segments: (i) Pipeline, which includes interstate pipelines, intrastate pipelines, storage systems, lateral pipelines and related treatment plants and compression and surface facilities, and (ii) Gathering, which includes gathering systems and related treatment plants, and compression and surface facilities. DT Midstream's Pipeline segment also includes interests in equity method investees which own and operate interstate pipelines, which have connectivity to DT Midstream’s assets.
DT Midstream’s core assets connect demand centers in the Midwestern U.S., Eastern Canada, Northeastern U.S. and Gulf Coast regions to production areas of the Haynesville and Marcellus/Utica dry natural gas formations in the Gulf Coast and Appalachian Basins, respectively.
In connection with the Separation from DTE Energy, on January 13, 2021, DTE Gas Enterprises, LLC, and its consolidated subsidiaries converted into a Delaware corporation pursuant to a statutory conversion and changed its name to DT Midstream, Inc. ("DT Midstream"). At the conversion, DT Midstream issued 1,000 shares of common stock at $0.01 par value to its parent, a subsidiary of DTE Energy. As DT Midstream was a single member LLC as of December 31, 2020, and a corporation with stockholders' equity as of September 30, 2022 and 2021, Consolidated Statements of Changes in Stockholders' Equity/Member's Equity are presented as of September 30, 2022 and 2021. In June 2021, the DT Midstream Board of Directors authorized the issuance of an additional 96,731,466 common shares in anticipation of the Separation, for a total of 96,732,466 common shares issued and outstanding. DT Midstream is authorized to issue 50,000,000 shares of preferred stock at $0.01 par value. No preferred stock was issued or outstanding as of September 30, 2022.
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

DT Midstream, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
In DT Midstream's opinion, the accompanying unaudited Consolidated Financial Statements include all adjustments, consisting of normal recurring adjustments, necessary to present a fair statement of our financial position as of September 30, 2022, results of operations for the three and nine months ended September 30, 2022 and 2021, statement of changes in stockholders' equity/member's equity for the three and nine months ended September 30, 2022 and 2021 and cash flows for the nine months ended September 30, 2022 and 2021. The balance sheet as of December 31, 2021 was derived from audited annual financial statements, but does not contain all of the footnote disclosures from the annual financial statements. Financial results for this interim period are not necessarily indicative of results that may be expected for any other interim period or for the year ending December 31, 2022. The Consolidated Financial Statements should be read in conjunction with the DT Midstream Consolidated Financial Statements and Notes to Consolidated Financial Statements included in DT Midstream's 2021 Annual Report on Form 10-K.
Cost Allocations
Prior to the Separation, DT Midstream received monthly allocations of general corporate expenses from DTE Energy which were classified within the appropriate Consolidated Statements of Operations line item. Operation and maintenance for the three and nine months ended September 30, 2021 included approximately $1 million and $20 million, respectively, of Separation related transaction costs for legal, accounting, auditing and other professional services. Effective July 1, 2021, with the completion of the Separation, DT Midstream no longer received corporate allocations from DTE Energy.
Corporate allocation amounts from DTE Energy were as follows:

	Three Months Ended	Nine Months Ended
	September 30,
	2021	2021
	(millions)
Operation and maintenance	$—	$32
Total DTE Energy corporate allocations	$—	$32
Cash Management
DT Midstream's sources of liquidity include cash generated from operations and available borrowings under our Revolving Credit Facility. DT Midstream began investing in money market cash equivalents in August 2021.
Prior to the Separation, DT Midstream’s sources of liquidity included cash generated from operations and loans obtained through DTE Energy’s corporate-wide cash management program, including a working capital loan agreement. Cash was managed centrally, with certain net earnings reinvested in, and working capital requirements met from, existing liquid funds. Effective July 1, 2021, DT Midstream no longer participated in the cash management program and the working capital loan was terminated.
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

DT Midstream, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
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

The following table summarizes the major line items in the Consolidated Statements of Financial Position for consolidated VIEs as of September 30, 2022 and December 31, 2021. All assets and liabilities of a consolidated VIE are presented where it has been determined that a consolidated VIE has either (1) assets that can be used only to settle obligations of the VIE or (2) liabilities for which creditors do not have recourse to the general credit of the primary beneficiary. The assets and liabilities of consolidated VIEs that meet the definition of a business and whose assets can be used for purposes other than the settlement of the VIEs' obligations have been excluded from the table below.
Amounts for consolidated VIEs are as follows:

	September 30,	December 31,
	2022	2021
	(millions)
ASSETS (a)
Cash	$22	$23
Accounts receivable — third party	9	8
Other current assets	—	3
Intangible assets, net	501	513
Property, plant and equipment, net	405	408
Goodwill	25	25
	$962	$980

LIABILITIES (a)
Accounts payable and other current liabilities	$2	$5
Other noncurrent liabilities	4	4
	$6	$9
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
Amounts for the non-consolidated VIE are as follows:

	September 30,	December 31,
	2022	2021
	(millions)
Notes receivable — current	$—	$5
Notes receivable — noncurrent	—	2
Related Parties
Transactions between DT Midstream and DTE Energy prior to the Separation, as well as all transactions between DT Midstream and its equity method investees, have been presented as related party transactions in the accompanying Consolidated Financial Statements.

DT Midstream, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
Equity Method Investments
Investments in non-consolidated affiliates that are not controlled by DT Midstream, but over which we have significant influence, are accounted for using the equity method of accounting. Under the equity method, investments are recorded at historical cost as an asset and adjusted for capital contributions, dividends and distributions received, and the Company's share of the investee's earnings or losses, which are recorded as earnings from equity method investees on the Consolidated Statements of Operations. DT Midstream's equity method investments are periodically evaluated for certain factors that may be indicative of other-than-temporary impairment. As of September 30, 2022 and December 31, 2021, DT Midstream’s carrying amounts of investments in equity method investees exceeded our share of the underlying equity in the net assets of the investees by $29 million and $32 million, respectively. The difference will be amortized over the life of the underlying assets. As of September 30, 2022 and December 31, 2021, DT Midstream's consolidated retained earnings balance includes undistributed earnings from equity method investments of $70 million and $84 million, respectively.
Equity method investees are described below:

	Investments As of		% Owned As of
	September 30,	December 31,	September 30,	December 31,
Equity Method Investee	2022	2021	2022	2021
	(millions)
NEXUS	$1,334	$1,348	50%	50%
Vector Pipeline	135	136	40%	40%
Millennium Pipeline (a)	205	207	26%	26%
Total investments in equity method investees	$1,674	$1,691
_________________________________
(a)On October 7, 2022, DT Midstream purchased an additional 26.25% interest in Millennium Pipeline, which increased the total ownership interest to 52.50%. See Note 11, "Subsequent Events" to the Consolidated Financial Statements.

The following table presents summarized financial information of DT Midstream's non-consolidated equity method investees. The amounts included below represent 100% of the results of continuing operations of such entities, including the portion owned by other parties.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
	(millions)
Operating revenues	$194	$180	$583	$546
Operating expenses	94	92	282	281
Net Income	$93	$80	$277	$239

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
DT Midstream regularly monitors the credit quality of its financing receivables by reviewing counterparty credit quality indicators and monitoring for triggering events, such as a credit rating downgrade or bankruptcy. DT Midstream has three internal grades of credit quality, with internal grade 1 as the lowest risk and internal grade 3 as the highest risk. The related credit quality indicators and risk ratings utilized to develop the internal grades have been updated through September 30, 2022. As of September 30, 2022, the Notes receivable — related party of $4 million, which originated prior to 2021, was classified as internal grade 1.
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
DT Midstream had an investment in certain assets in the Utica shale region which was accounted for as a Note receivable — third party. In the second quarter 2021, we assessed the note receivable for expected loss and recorded a $19 million loss on the note receivable to Asset (gains) losses and impairments, net on the Consolidated Statement of Operations. Additionally, DT Midstream ceased accruing interest on the note receivable balance and reclassified the note to an Internal grade 3 receivable. Subsequently, as cash payments were received, a portion was recognized as interest income. A third party purchased our investment in certain assets in the Utica shale region based on significantly improved commodity pricing during the second quarter 2022 for proceeds of $22 million. This resulted in a gain of $17 million recorded in Asset (gains) losses and impairments, net on the Consolidated Statement of Operations. DT Midstream maintains no continuing involvement with the note receivable.

There are no notes receivable on nonaccrual status and no past due financing receivables as of September 30, 2022.
For trade accounts receivable, the customer allowance for expected credit loss is calculated based on specific review of future collections based on receivable balances generally in excess of 30 days. Existing and future economic conditions, historical loss rates, customer trends and other relevant factors that may affect our ability to collect are also considered. Receivables are written off on a specific identification basis and determined based on the specific circumstances of the associated receivable. Uncollectible expense (recovery) was zero for the three and nine months ended September 30, 2022 and 2021.
There is no allowance for expected credit loss related to Notes Receivable or Accounts Receivable as of September 30, 2022 or December 31, 2021.

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

NOTE 4 — REVENUE
Significant Accounting Policy
Revenue is measured based upon the consideration specified in a contract with a customer at the time when performance obligations are satisfied. A performance obligation is a promise in a contract to transfer a distinct good or service or a series of distinct goods or services to the customer. Pipeline revenues consist of services related to the gathering, transportation and/or storage of natural gas. Gathering revenues consist of services related to the gathering, processing, and/or treating of natural gas. Pricing for such services may consist of demand rates, usage rates and other associated fees. Certain of our Gathering contracts allow for the recovery of production-related operating expenses, which are recorded as revenue. Revenue is recognized when performance obligations are satisfied by transferring control over a service to a customer, which occurs when the service is provided to the customer. When a customer simultaneously receives and consumes the product or service provided, revenue is recognized over time. Alternatively, if it is determined that the criteria for recognition of revenue over time is not met, the revenue is considered to be recognized at a point in time.
DT Midstream primarily provides two types of revenue services: firm service and interruptible service. Firm service revenue contracts are typically long-term and structured using fixed demand charges or minimum volume commitments with fixed deficiency fee rates. This provides for fixed revenue commitments regardless of actual volumes of natural gas that flow, which leads to more stable operating performance, revenues and cash flows and limits our exposure to natural gas price fluctuations. Interruptible service revenue contracts contain fixed usage rates, with total consideration dependent on actual natural gas volumes that flow.
Disaggregation of Revenue
The following is a summary of revenues disaggregated by segment:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
	(millions)
Pipeline (a)	$87	$77	$247	$227
Gathering	148	135	430	390
Total operating revenues	$235	$212	$677	$617
__________________________________
(a)Includes revenues outside the scope of Topic 606 primarily related to contracts accounted for as leases of $3 million for both the three months ended September 30, 2022 and 2021 and $7 million for both the nine months ended September 30, 2022 and 2021.

DT Midstream, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
Contract Liabilities
The following is a summary of contract liability activity:

2022
(millions)
Balance at January 1	$28
Increases due to cash received or receivable, excluding amounts recognized as revenue during the period	8
Revenue recognized that was included in the balance at the beginning of the period	(7)
Balance at September 30	$29
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
The following table presents contract liability amounts as of September 30, 2022 that are expected to be recognized as revenue in future periods:

(millions)
Remainder of 2022	$3
2023	3
2024	3
2025	4
2026	4
2027 and thereafter	12
Total	$29
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
The following table presents revenue amounts related to fixed consideration associated with unsatisfied performance obligations as of September 30, 2022 that are expected to be recognized as revenue in future periods:

(millions)
Remainder of 2022	$23
2023	89
2024	78
2025	68
2026	47
2027 and thereafter	82
Total	$387

DT Midstream, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
NOTE 5 — EARNINGS PER SHARE AND DIVIDENDS
Basic earnings per share is calculated by dividing Net Income attributable to DT Midstream by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect the dilution that would occur if any potentially dilutive instruments were exercised or converted into common shares. Restricted stock units and performance shares, including dividend equivalents on those grants, are potentially dilutive and, if dilutive, are included in the determination of weighted average shares outstanding. Restricted stock units and performance shares do not receive cash dividends, as such, these awards are not considered participating securities.
DT Midstream issued 1,000 shares of common stock at $0.01 par value to its parent, a subsidiary of DTE Energy, in January 2021. The DT Midstream Board of Directors authorized the issuance of an additional 96,731,466 common shares on June 30, 2021 for a total of 96,732,466 common shares issued and outstanding at the Separation date. This share amount is treated as issued and outstanding and utilized for the calculation of historical basic and diluted earnings per share for all periods prior to the Separation.
The following is a reconciliation of DT Midstream's basic and diluted earnings per share calculation:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
	(millions, except per share amounts)
Basic and Diluted Earnings per Common Share
Net Income Attributable to DT Midstream	$113	$74	$285	$220
Average number of common shares outstanding — basic	96.7	96.7	96.7	96.7

Incremental shares attributable to:
Average dilutive restricted stock units and performance share awards	0.3	0.2	0.3	0.2
Average number of common shares outstanding — diluted	97.0	96.9	97.0	96.9

Basic Earnings per Common Share	$1.17	$0.77	$2.94	$2.28
Diluted Earnings per Common Share	$1.16	$0.77	$2.94	$2.28
DT Midstream declared the following cash dividends:

Quarters Ended	Quarterly Dividend		Dividend Payment Date
	(per-share)	(millions)
2021
September 30	$0.60	$58	October 2021
December 31	$0.60	$58	January 2022
2022
March 31	$0.64	$62	April 2022
June 30	$0.64	$62	July 2022
September 30	$0.64	$62	October 2022

DT Midstream, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
NOTE 6 — INCOME TAXES
Effective Tax Rates
DT Midstream records income taxes during the interim period using an estimated annual effective tax rate ("ETR") and recognizes specific events discretely as they occur.
The interim ETRs of DT Midstream are 6% and 27% for the three months ended September 30, 2022 and 2021, respectively, and 18% and 26% for the nine months ended September 30, 2022 and 2021, respectively. The difference between the interim ETR and federal statutory rate of 21% is primarily related to state income taxes. The decrease in the interim ETRs for the three and nine month comparative periods is primarily driven by the remeasurement of state deferred taxes in 2022, as described below.
Tax Legislation
On July 8, 2022, the Commonwealth of Pennsylvania enacted House Bill (H.B.) 1342 which includes a corporate income tax rate reduction from 9.99% to 4.99% that will phase-in over a nine-year period. As a corporate taxpayer in Pennsylvania and in accordance with tax accounting guidance, we recorded the $25 million impact of remeasuring our deferred tax balances to continuing operations (tax expense) in the three months ended September 30, 2022. The impact of the rate change resulted in a 20% and 7% decrease to the effective tax rate for the three and nine months ended September 30, 2022.
On August 16, 2022, President Biden signed H.R. 5374 (Inflation Reduction Act) into law. The bill includes a number of tax, health care, and energy-related provisions. We will continue to evaluate the tax provisions of the bill, but do not anticipate the bill to have a material impact on our consolidated financial statements.

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

DT Midstream, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
Fair Value of Financial Instruments
The following table presents the carrying amount and fair value of financial instruments:

	September 30, 2022				December 31, 2021
	Carrying	Fair Value			Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3	Amount	Level 1	Level 2	Level 3
	(millions)
Cash equivalents (a)	$319	$—	$319	$—	$50	$—	$50	$—
Short-term notes receivable
Third party	—	—	—	—	5	—	—	5
Related party	—	—	—	—	4	—	—	4
Long-term notes receivable
Third party	—	—	—	—	2	—	—	2
Related party	4	—	—	4	—	—	—	—
Long-term debt (b)	$3,058	$—	$2,659	$—	$3,046	$—	$3,163	$—
______________________________________
(a)Money market cash equivalents are measured and recorded at fair value on a recurring basis.
(b)Includes debt due within one year. Carrying value represents principal of $3,099 million, net of unamortized debt discounts and issuance costs.

NOTE 8 — DEBT
Credit Agreement
As of September 30, 2022, DT Midstream's Credit Agreement provided for a 7-year term loan facility and a $750 million 5-year secured revolving credit facility. On October 19, 2022, DT Midstream amended the Credit Agreement to increase the Revolving Credit Facility commitments by $250 million to aggregate commitments of $1.0 billion and to extend the maturity date to October 19, 2027. See Note 11, "Subsequent Events" to the Consolidated Financial Statements.
Debt Issuances
On June 9, 2021, DT Midstream issued senior unsecured notes of $1.1 billion in aggregate principal amount due June 15, 2029 (the "2029 Notes") and $1.0 billion in aggregate principal amount due June 15, 2031 (the "2031 Notes").
In April 2022, DT Midstream issued $600 million in aggregate principal amount of 4.300% senior secured notes due April 2032 (the "2032 Notes"). The 2032 Notes are guaranteed by certain of DT Midstream's subsidiaries and secured by a first priority lien on certain assets of DT Midstream and its subsidiary guarantors that secure DT Midstream's existing credit facilities. The 2032 Notes have a security fall away provision where the collateral securing the notes will be released if DT Midstream receives an investment-grade rating from two of the three credit rating agencies. As part of the issuance of the 2032 Notes, DT Midstream's capitalized debt issuance and discount costs are approximately $4 million and $1 million, respectively.
Debt Redemptions
DT Midstream used $593 million of the net proceeds from the sale of the 2032 Notes to make a partial repayment on our existing indebtedness under our Term Loan Facility. As a result, required quarterly principal payments were eliminated, and the remaining Term Loan Facility balance is not due until maturity in 2028. There were no prepayment costs in conjunction with the partial redemption of the Term Loan Facility. The early redemption resulted in a loss on extinguishment of debt of $9 million and loss on modification of debt of $4 million relating to the write-off of unamortized discount and issuance costs, which was recorded as a loss from financing activities on DT Midstream’s Consolidated Statements of Operations for the nine months ended September 30, 2022.

DT Midstream, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
Long-Term Debt
DT Midstream's long-term debt outstanding included:

			Maturity	September 30,	December 31,
Title	Type	Interest Rate	Date	2022	2021
				(millions)
2029 Notes	Senior Notes (b)	4.125%	2029	$1,100	$1,100
2031 Notes	Senior Notes (b)	4.375%	2031	1,000	1,000
2032 Notes	Senior Secured Notes (c)	4.300%	2032	600	—
Term Loan Facility	Term Loan Facility	Variable (a)	2028	399	995
				3,099	3,095
Unamortized debt discount				(3)	(4)
Unamortized debt issuance costs				(38)	(45)
Long-term debt due within one year				—	(10)
Long-term debt (net of current portion)				$3,058	$3,036
______________________________
(a) Variable rate is LIBOR plus 2.00%, where LIBOR will not be less than 0.50%. The Term Loan Facility includes $399 million with a one-month LIBOR interest period which ends October 31, 2022.
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
Borrowings under the Revolving Credit Facility are used for general corporate purposes, acquisitions including our Millennium Pipeline acquisition, and letter of credit issuances to support DT Midstream's future operations and liquidity.
The Credit Agreement covering the Term Loan Facility and Revolving Credit Facility includes financial covenants that DT Midstream must maintain. These covenants restrict the ability of DT Midstream and its subsidiaries to incur additional indebtedness and guarantee indebtedness, create or incur liens, engage in mergers, consolidations, liquidations or dissolutions, sell, transfer or otherwise dispose of assets, make investments, acquisitions, loans or advances, pay dividends and distributions or repurchase capital stock, prepay, redeem or repurchase certain junior indebtedness, enter into agreements that limit the ability of the restricted subsidiaries to make distributions to DT Midstream or the ability of DT Midstream and its restricted subsidiaries to incur liens on assets and enter into certain transactions with affiliates. The Term Loan Facility requires the maintenance of a minimum debt service coverage ratio of 1.1 to 1, and the Revolving Credit Facility requires maintenance of (i) a maximum consolidated net leverage ratio of 5 to 1, and (ii) a minimum interest coverage ratio of no less than 2.5 to 1. The debt service coverage ratio means the ratio of annual consolidated EBITDA to debt service, as defined in the Credit Agreement. The consolidated net leverage ratio means the ratio of net debt determined in accordance with GAAP to annual consolidated EBITDA. The interest coverage ratio means the ratio of annual consolidated EBITDA to annual interest expense, as defined in the Credit Agreement. At September 30, 2022, the debt service coverage ratio, the consolidated net leverage ratio and the interest coverage ratio was 7.1 to 1, 3.4 to 1 and 6.2 to 1, respectively, and DT Midstream was in compliance with these financial covenants.

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
Guarantees
In certain limited circumstances, DT Midstream enters into contractual guarantees. DT Midstream may guarantee another entity's obligation in the event it fails to perform and may provide guarantees in certain indemnification agreements. DT Midstream did not have any guarantees of other parties' obligations as of September 30, 2022.
Vector Pipeline Line of Credit

DT Midstream is the lender under a revolving term credit facility to Vector Pipeline, the borrower, in the amount of Canadian $70 million. The credit facility was executed in response to the passage of Canadian regulations requiring oil and gas pipelines to demonstrate their financial ability to respond to a catastrophic event and exists for the sole purpose of satisfying these regulations. Vector Pipeline may only draw upon the facility if the funds are required to respond to a catastrophic event. The maximum potential payout at September 30, 2022 is USD $51 million. The funding of a loan under the terms of the credit facility is considered remote.
Environmental Contingencies
In order to comply with certain state environmental regulations, DT Midstream has an obligation to restore pipeline right-of-way slope failures that may arise in the ordinary course of business in the Utica and Marcellus shale region. Slope restoration expenditures are typically capital in nature. As of September 30, 2022 and December 31, 2021, DT Midstream had accrued contingent liabilities of $20 million for future slope restoration expenditures. The accrual is included in Other current liabilities and Other liabilities in the Consolidated Statements of Financial Position. DT Midstream believes the accrued amounts are sufficient to cover estimated future expenditures.

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
The Gathering segment owns and operates gas gathering systems. The segment is engaged in collecting natural gas from points at or near customers’ wells for delivery to plants for treating, to gathering pipelines for further gathering, or to pipelines for transportation, as well as associated ancillary services, including compression, dehydration, gas treatment, water impoundment, water storage, water transportation and sand mining.
Inter-segment billing for goods and services exchanged between segments is based upon contracted prices of the provider. Inter-segment billings were not significant for the three and nine months ended September 30, 2022 and 2021.
The following table presents financial data by business segment:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
	(millions)
Operating Revenues
Pipeline	$87	$77	$247	$227
Gathering	148	135	430	390
Total	$235	$212	$677	$617

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
	(millions)
Net Income Attributable to DT Midstream by Segment
Pipeline	$70	$41	$170	$127
Gathering	43	33	115	93
Total	$113	$74	$285	$220
NOTE 11 — SUBSEQUENT EVENTS
Millennium Pipeline Acquisition
On October 7, 2022, DT Midstream closed on the $552 million purchase of an additional 26.25% ownership interest in Millennium Pipeline from National Grid. The transaction was financed with cash on hand and available capacity under the Company's Revolving Credit Facility. The purchase constituted National Grid's full ownership interests in Millennium Pipeline, and brought DT Midstream's total ownership interest in Millennium Pipeline to 52.50%.
Amendment to Credit Agreement

On October 19, 2022, DT Midstream amended the Credit Agreement to increase the Revolving Credit Facility commitments by $250 million to aggregate commitments of $1.0 billion. The amendment also extended the Revolving Credit Facility maturity date to October 19, 2027, replaced the Revolving Credit Facility's LIBOR interest rate references with SOFR, and incorporated various amendments, including amendments to pricing, guarantee and collateral provisions, that will become effective if DT Midstream receives an investment-grade rating from two of the three credit rating agencies.

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
OVERVIEW
Our Business
We are an owner, operator, and developer of an integrated portfolio of natural gas midstream assets. We provide multiple, integrated natural gas services to customers through our Pipeline segment, which includes interstate pipelines, intrastate pipelines, storage systems, and lateral pipelines, and through our Gathering segment. We also own joint venture interests in equity method investees which own and operate interstate pipelines, which have connectivity to our wholly owned assets.
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
For purposes of the following discussion, any increases or decreases refer to the comparison of the three months ended September 30, 2022 to the three months ended June 30, 2022, and the nine months ended September 30, 2022 to the nine months ended September 30, 2021, as applicable.
The following table summarizes our consolidated financial results:

	Three Months Ended		Nine Months Ended
	September 30,	June 30,	September 30,	September 30,
	2022	2022	2022	2021
	(millions, except per share amounts)
Operating revenues	$235	$227	$677	$617
Net Income Attributable to DT Midstream	113	91	285	220
Diluted Earnings per Common Share	$1.16	$0.93	$2.94	$2.28

	Three Months Ended		Nine Months Ended
	September 30,	June 30,	September 30,	September 30,
	2022	2022	2022	2021
	(millions)
Net Income Attributable to DT Midstream by Segment
Pipeline	$70	$52	$170	$127
Gathering	43	39	115	93
Total	$113	$91	$285	$220

Pipeline
The Pipeline segment consists of our interstate pipelines, intrastate pipelines, storage systems, lateral pipelines including related treatment plants and compression and surface facilities. This segment also includes our equity method investments. Pipeline results and outlook are discussed below:

	Three Months Ended		Nine Months Ended
	September 30,	June 30,	September 30,	September 30,
	2022	2022	2022	2021
	(millions)
Operating revenues	$87	$83	$247	$227
Operation and maintenance	12	12	37	44
Depreciation and amortization	15	15	46	47
Taxes other than income	4	4	12	10
Asset (gains) losses and impairments, net	—	(6)	(6)	—
Operating Income	56	58	158	126
Interest expense	15	13	41	37
Interest income	(1)	—	(1)	(1)
Earnings from equity method investees	(36)	(35)	(107)	(90)
Loss from financing activities	—	6	6	—
Other (income) and expense	—	—	—	(3)
Income Tax Expense	5	19	40	47
Net Income	73	55	179	136
Less: Net Income Attributable to Noncontrolling Interests	3	3	9	9
Net Income Attributable to DT Midstream	$70	$52	$170	$127
Operating revenues increased $4 million for the three months ended September 30, 2022 primarily due to a new long-term storage contract at the Washington 10 Storage Complex and higher rates on LEAP. Operating revenues increased $20 million for the nine months ended September 30, 2022 primarily due to higher volumes and rates on LEAP of $18 million and a new customer on Stonewall Gas Gathering of $3 million.
Operation and maintenance expense decreased $7 million for the nine months ended September 30, 2022 primarily due to lower Separation related transaction costs of $10 million, partially offset by increased Washington 10 Storage Complex expenses.
Asset (gains) losses and impairments, net decreased $6 million for the three months ended September 30, 2022 and increased $6 million for the nine months ended September 30, 2022 due to a one-time gain realized from a legal settlement with a supplier that occurred during the three months ended June 30, 2022.
Interest expense increased $4 million for the nine months ended September 30, 2022 primarily due to higher interest rates on our external debt as compared to interest rates on borrowings from DTE Energy prior to the Separation.
Earnings from equity method investees increased $17 million for the nine months ended September 30, 2022 primarily due to higher revenues from increased contract rates and additional customers at NEXUS of $13 million and higher westbound contracted volumes at Vector Pipeline of $3 million.
Loss from financing activities decreased $6 million for the three months ended September 30, 2022 and increased $6 million for the nine months ended September 30, 2022 due to the partial repayment of our Term Loan Facility that occurred during the three months ended June 30, 2022. See Note 8, "Debt" to the Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q for further details.
Income tax expense decreased $14 million and $7 million for the three and nine months ended September 30, 2022, respectively, primarily due to a decrease in Pennsylvania income tax rates which resulted in a $15 million benefit from remeasuring our deferred tax balances. The decrease for the nine months ended September 30, 2022 was partially offset by an increase in Income before income taxes. See Note 6, "Income Taxes" to the Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q for further details.

Pipeline Outlook
We believe our long-term agreements with customers and the location and connectivity of our pipeline assets position the business for future growth. We will continue to pursue economically attractive expansion opportunities that leverage our current asset footprint and strategic relationships. These growth opportunities include future Haynesville System expansion (LEAP) and additional growth related to our equity method investments. On October 7, 2022, DT Midstream closed on the $552 million purchase of an additional 26.25% ownership interest in Millennium Pipeline from National Grid. See Note 11, "Subsequent Events" to the Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.
Gathering
The Gathering segment consists of our gathering systems including related treatment plants and compression and surface facilities. Gathering results and outlook are discussed below:

	Three Months Ended		Nine Months Ended
	September 30,	June 30,	September 30,	September 30,
	2022	2022	2022	2021
	(millions)
Operating revenues	$148	$144	$430	$390
Operation and maintenance	53	51	152	121
Depreciation and amortization	27	27	80	77
Taxes other than income	3	4	11	9
Asset (gains) losses and impairments, net	—	(17)	(17)	17
Operating Income	65	79	204	166
Interest expense	20	20	58	44
Interest income	—	(1)	(1)	(3)
Loss from financing activities	—	7	7	—
Income Tax Expense	2	14	25	32
Net Income Attributable to DT Midstream	$43	$39	$115	$93
Operating revenues increased $4 million for the three months ended September 30, 2022 due to higher volumes on Blue Union and Susquehanna Gathering System. Operating revenues increased $40 million for the nine months ended September 30, 2022 primarily due to higher Blue Union revenues of $36 million and higher compression revenue on Susquehanna Gathering System. Higher Blue Union revenues were driven by recovery of production-related operating expenses of $22 million and increased gathering volumes of $14 million.
Operation and maintenance expense increased $31 million for the nine months ended September 30, 2022 primarily due to higher Blue Union and Susquehanna Gathering System expenses of $36 million and $2 million, respectively, partially offset by lower Appalachia Gathering System expenses of $7 million. Higher Blue Union expenses were driven by increased production-related operating expenses and planned maintenance. Higher public company costs were mostly offset by lower Separation related transaction costs of $10 million.
Depreciation and amortization expense increased $3 million for the nine months ended September 30, 2022 primarily due to additional depreciation and amortization expense related to new Blue Union and Susquehanna Gathering System assets placed into service.
Asset (gains) losses and impairments, net decreased $17 million for the three months ended September 30, 2022 due to a one-time gain on sale of certain assets in the Utica shale region that occurred during the three months ended June 30, 2022. Asset (gains) losses and impairments, net increased $34 million for the nine months ended September 30, 2022. The increase was due to the 2022 gain of $17 million mentioned above as compared to the 2021 loss on notes receivable for an investment in certain assets in the Utica shale region of $19 million, partially offset by a $2 million gain on sale of Michigan gathering assets. See Note 2, "Significant Accounting Policies" to the Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q for further details.
Interest expense increased $14 million for the nine months ended September 30, 2022 primarily due to higher outstanding borrowings and higher interest rates on our external debt as compared to interest rates on borrowings from DTE Energy prior to the Separation.

Loss from financing activities decreased $7 million for the three months ended September 30, 2022 and increased $7 million for the nine months ended September 30, 2022 due to the partial repayment of our Term Loan Facility that occurred during the three months ended June 30, 2022. See Note 8, "Debt" to the Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q for further details.
Income tax expense decreased $12 million and $7 million for the three and nine months ended September 30, 2022, respectively, primarily due to a decrease in Pennsylvania income tax rates which resulted in a $10 million benefit from remeasuring our deferred tax balances. The decrease for the nine months ended September 30, 2022 was partially offset by an increase in Income before income taxes. See Note 6, "Income Taxes" to the Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q for further details.
Gathering Outlook
We believe our long-term agreements with producers and the quality of the natural gas reserves in the Marcellus/Utica and Haynesville shale regions position the business for future growth. We will continue to pursue economically attractive expansion opportunities that leverage our current asset footprint and strategic relationships. These growth opportunities include further Haynesville System expansion (Blue Union) and expansion opportunities at the Appalachia Gathering System.
CAPITAL INVESTMENTS
Capital spending within our company is primarily for ongoing maintenance and expansion of our existing assets, and if identified, attractive growth opportunities. We have been disciplined in our capital deployment and make growth investments that meet our criteria in terms of strategy, management skills, and identified risks and expected returns. All potential investments are analyzed for their rates of return and cash payback on a risk-adjusted basis. Our total capital expenditures, inclusive of contributions to equity method investees, were $177 million for the nine months ended September 30, 2022. On October 7, 2022, DT Midstream closed on the $552 million purchase of an additional 26.25% ownership interest in Millennium Pipeline from National Grid. See Note 11, "Subsequent Events" to the Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q. We anticipate total capital expenditures, inclusive of contributions to equity method investees and the Millennium Pipeline acquisition discussed above, in 2022 of approximately $860 million to $910 million.
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

	Nine Months Ended
	September 30,
	2022	2021
	(millions)
Cash and Cash Equivalents at Beginning of Period	$132	$42
Net cash and cash equivalents from operating activities	574	464
Net cash and cash equivalents (used for) from investing activities	(150)	163
Net cash and cash equivalents used for financing activities	(201)	(541)
Net Increase in Cash and Cash Equivalents	223	86
Cash and Cash Equivalents at End of Period	$355	$128
Operating Activities
Cash flows from our operating activities can be impacted in the short term by the natural gas volumes gathered or transported through our systems under interruptible service revenue contracts, changing commodity prices, seasonality, weather fluctuations, dividends received from equity method investees and the financial condition of our customers. Our preference to enter into firm service revenue contracts leads to more stable operating performance, revenues and cash flows and limits our exposure to natural gas price fluctuations.

Net cash and cash equivalents from operating activities increased $110 million for the nine months ended September 30, 2022 primarily due to net changes in working capital, an increase in operating income after adjustment for non-cash items including depreciation and amortization expense, amortization of operating lease right-of-use assets, and assets (gains) losses and impairments, and an increase in dividends received from equity method investees. These increases were partially offset by an increase in interest expense and an increase in cash paid for income taxes.
Investing Activities
Cash outflows associated with our investing activities are primarily the result of plant and equipment expenditures, acquisitions, and contributions to equity method investees. Cash inflows from our investing activities are generated from proceeds from sale or collection of notes receivable, distributions received from equity method investees, and proceeds from asset sales.
Net cash and cash equivalents from investing activities decreased $313 million to represent net cash and cash equivalents used for investing activities for the nine months ended September 30, 2022, primarily due to the 2021 cash collection of the Notes receivable from DTE Energy and an increase in plant and equipment expenditures in 2022, partially offset by proceeds from the sale of notes receivable in 2022.
Financing Activities
Prior to the Separation, we relied on short-term borrowings and contributions from DTE Energy. In June 2021, we issued the 2029 Notes and 2031 Notes in aggregate principal amount of $2.1 billion and entered into a $1.0 billion Term Loan Facility. Proceeds were used for the repayment of the short-term borrowings due to DTE Energy as well as a one-time special dividend provided to DTE Energy.
In April 2022, we issued the 2032 Notes in aggregate principal amount of $600 million. We used the net proceeds from the sale of the 2032 Notes of $593 million to partially repay indebtedness under our Term Loan Facility. See Note 8, "Debt" to the Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.

Net cash and cash equivalents used for financing activities decreased $340 million for the nine months ended September 30, 2022 primarily due to the 2021 Separation-related repayment of short-term borrowings and special dividend to DTE Energy, partially offset by contributions from DTE Energy that did not recur in 2022. Additionally, the decrease was partially offset by lower proceeds from the issuance of long-term debt, higher repayment of long-term debt, and higher dividends paid on common stock in 2022.
During the nine months ended September 30, 2022, DT Midstream paid cash dividends on common stock. See Note 5, "Earnings per Share and Dividends" to the Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.
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
Our working capital requirements will be primarily driven by changes in accounts receivable and accounts payable. We continue our efforts to identify opportunities to improve cash flows through working capital initiatives and obtaining additional long-term firm service revenue contracts from customers.
Our sources of liquidity include cash generated from operating activities and available borrowings under our Revolving Credit Facility. In June 2021, we issued the 2029 Notes and 2031 Notes in aggregate principal amount of $2.1 billion and entered into a $1.0 billion Term Loan Facility. We also entered into a $750 million secured Revolving Credit Facility for general corporate purposes and letter of credit issuances to support our future operations and liquidity. In April 2022, we issued the 2032 Notes in an aggregate principal amount of $600 million. We used the net proceeds from the sale of the Senior Secured Notes of $593 million to partially repay indebtedness under our Term Loan Facility.
As of September 30, 2022, we had $31 million of letters of credit outstanding and no borrowings outstanding under our Revolving Credit Facility. We had approximately $1.1 billion of available liquidity as of September 30, 2022, consisting of cash and cash equivalents and amounts available under our Revolving Credit Facility.
In October 2022, DT Midstream closed on the $552 million purchase of an additional 26.25% ownership interest in Millennium Pipeline from National Grid. Additionally, we amended the Credit Agreement to increase the Revolving Credit Facility commitments by $250 million to aggregate commitments of $1.0 billion and extended the maturity to October 19, 2027. See Note 11, "Subsequent Events" to the Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q for additional discussion on the Millennium Pipeline acquisition and the amendment to the Credit Agreement. The Credit Agreement covering the Term Loan Facility and Revolving Credit Facility includes financial covenants that DT Midstream must maintain. See Note 8, "Debt" to the Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q for additional discussion on the financial covenants.
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
We regularly monitor for bankruptcy proceedings that may impact our customers and have no bankruptcy proceedings during the three and nine months ended September 30, 2022.
Interest Rate Risk
We are subject to interest rate risk in connection with the issuance of debt. Our exposure to interest rate risk arises primarily from changes in LIBOR and SOFR. As of September 30, 2022, we had floating rate debt of $399 million and a floating rate debt-to-total debt ratio of 13% related to the variable rate Term Loan Facility entered into June 2021. See Note 8, "Debt" to the Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.
We are subject to interest rate risk in connection with our goodwill impairment assessment. See the section entitled "Critical Accounting Estimates" for more information.
Summary of Sensitivity Analysis
A sensitivity analysis was performed on the fair values of our long-term debt obligations. The sensitivity analysis involved increasing and decreasing rates at September 30, 2022 by a hypothetical 10% and calculating the resulting change in the fair values. The hypothetical losses related to long-term debt would be realized only if we transferred all of our fixed-rate long-term debt to other creditors. The results of the sensitivity analysis are as follows:

	Assuming a 10% Increase in Rates	Assuming a 10% Decrease in Rates	Change in the Fair Value of
Activity	As of September 30, 2022
	(millions)
Interest rate risk	$(105)	$111	Long-term debt

Item 4. Controls and Procedures
(a) Evaluation of disclosure controls and procedures
Management of DT Midstream carried out an evaluation, under the supervision and with the participation of DT Midstream's Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of DT Midstream's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2022, which is the end of the period covered by this report. Based on this evaluation, DT Midstream's CEO and CFO have concluded that such disclosure controls and procedures are effective in providing reasonable assurance that information required to be disclosed by DT Midstream in reports that it files or submits under the Exchange Act (i) is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms and (ii) is accumulated and communicated to DT Midstream's management, including its CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Due to the inherent limitations in the effectiveness of any disclosure controls and procedures, management cannot provide absolute assurance that the objectives of its disclosure controls and procedures will be attained.
(b) Changes in internal control over financial reporting

There have been no changes in DT Midstream's internal control over financial reporting during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, DT Midstream's internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
For information on legal proceedings and matters related to DT Midstream, see Note 9, "Commitments and Contingencies" to the Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.

Item 1A. Risk Factors
There are various risks associated with the operations of DT Midstream's businesses. To provide a framework to understand the operating environment of DT Midstream, a brief explanation of the more significant risks associated with DT Midstream's businesses is provided in Part I, Item 1A. Risk Factors in DT Midstream's 2021 Annual Report on Form 10-K. Although DT Midstream has identified and disclosed key risk factors, others could emerge in the future.

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

10.1
First Incremental Revolving Facility Amendment and Amendment No. 1 to Credit Agreement and Collateral Agreement, by and among DT Midstream, Inc., the lenders and letter of credit issuers party thereto and Barclays Bank PLC, as administrative agent and collateral agent, dated as of October 19, 2022 (incorporated by reference to Exhibit 10.1 to DT Midstream's Current Report on Form 8-K filed on October 20, 2022)

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

Date:	October 28, 2022
DT MIDSTREAM, INC.

		By:	/S/ JEFFREY A. JEWELL
Jeffrey A. Jewell Chief Financial and Accounting Officer
(Duly Authorized Officer)