Form 10-K
period 2022-12-31
DT Midstream, Inc.
filed 2023-02-16
CIK 1842022

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes ☒    No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.     Yes ☐    No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes ☒    No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	Accelerated filer	Non-accelerated filer	Smaller reporting company	Emerging growth company
☒	☐	☐	☐	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Exchange Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. Yes ☐ No ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to Section 240.10D-1(b). Yes ☐ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☒
On June 30, 2022, the aggregate market value of DT Midstream's voting common stock was approximately $4.7 billion (based on the New York Stock Exchange closing price on such date).
Number of shares of common stock outstanding at February 10, 2023:

Description	Shares
Common stock, par value $0.01	96,888,357
DOCUMENTS INCORPORATED BY REFERENCE
Certain information in DT Midstream's definitive Proxy Statement for its 2023 Annual Meeting of Common Shareholders to be held May 5, 2023, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the end of the registrant’s fiscal year covered by this report on Form 10-K, is incorporated herein by reference to Part III (Items 10, 11, 12, 13, and 14) of this Form 10-K.

DEFINITIONS
Unless the context otherwise requires, references to "we," "us," "our," "Registrant," or the "Company" and words of similar importance refer to DT Midstream and, unless otherwise specified, its consolidated subsidiaries and its unconsolidated joint ventures. As used in this Form 10-K, the terms and definitions below have the following meanings:

Appalachia Gathering System	A 139-mile pipeline delivering Marcellus shale gas to the Texas Eastern Pipeline and Stonewall Gas Gathering

ASU	Accounting Standards Update issued by the FASB

Bcf/d	Billion cubic feet of natural gas per day

Birdsboro Pipeline	A 14-mile interstate pipeline delivering gas supply to a gas-fired power plant in Pennsylvania

Blue Union	Blue Union Gathering System, a 355-mile gathering system delivering shale gas production from the Haynesville formation of Louisiana to markets in the Gulf Coast region

Bluestone	Bluestone Gathering Lateral Pipeline, a 65-mile lateral pipeline and two compression facilities gathering Marcellus shale gas to the Millennium Pipeline and the Tennessee Pipeline

Columbia Pipeline	Columbia Gas Transmission, LLC, owned by TC Energy Corporation

COVID-19	Coronavirus disease of 2019

Credit Agreement	DT Midstream's Credit Agreement provides for the Term Loan Facility and Revolving Credit Facility

Distribution	Pro rata distribution to DTE Energy shareholders of all the outstanding common stock of DT Midstream upon the Separation

DT Midstream	DT Midstream, Inc., and its consolidated subsidiaries

DTE Energy	DTE Energy Company, the consolidating entity of DT Midstream prior to the Separation

EPA	U.S. Environmental Protection Agency

ESG	Environmental, social and corporate governance

FASB	Financial Accounting Standards Board

FERC	Federal Energy Regulatory Commission

GAAP	Generally Accepted Accounting Principles in the United States

Generation Pipeline	A 25-mile intrastate pipeline located in northern Ohio and owned by NEXUS

Haynesville System	System is comprised of LEAP, Blue Union and associated facilities

Information Statement	Information Statement filed as Exhibit 99.1 to the Form 10 in connection with the Separation, as filed with the Securities and Exchange Commission on May 26, 2021

LDCs	Local distribution companies

LEAP	Louisiana Energy Access Project gathering lateral pipeline, a 155-mile pipeline gathering Haynesville shale gas to markets in the Gulf Coast region

LIBOR	London Inter-Bank Offered Rates

LNG	Liquefied natural gas

Michigan Gathering System	A 328-mile pipeline system in northern Michigan

Millennium Pipeline
A 263-mile interstate pipeline and compression facilities owned by Millennium Pipeline Company, LLC serving markets in the northeast and supply from the northeast Marcellus region. Historically, DT Midstream owned a 26.25% interest in Millennium Pipeline. On October 7, 2022, DT Midstream purchased an additional 26.25% interest, which increased DT Midstream's total ownership interest to 52.50%

MVCs	Minimum volume commitments

National Grid	National Grid Millennium LLC

NYSE	New York Stock Exchange

DEFINITIONS

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

SOFR	Secured Overnight Financing Rate

South Romeo	South Romeo Gas Storage Corporation, a joint venture which owns the Washington 28 Storage Complex, in which DT Midstream owns a 50% interest

Southwestern Energy	Southwestern Energy Company and/or its affiliates

Stonewall Gas Gathering	Stonewall Gas Gathering Lateral Pipeline, a 68-mile pipeline in which DT Midstream owns an 85% interest, gathering Marcellus/Utica natural gas to the Columbia Pipeline

Susquehanna Gathering System	A 198-mile pipeline delivering Marcellus shale gas production to Bluestone

Tax Matters Agreement	The agreement that governs the respective rights, responsibilities and obligations of DTE Energy and DT Midstream after the Separation with respect to all tax matters

Tennessee Pipeline	Tennessee Gas Pipeline Company, LLC, owned by Kinder Morgan, Inc.

Term Loan Facility	DT Midstream's term loan facility issued under the Credit Agreement

Texas Eastern Pipeline	Texas Eastern Transmission, LP, owned by Enbridge Inc.

Tioga Gathering System	A 3-mile pipeline delivering production gas to the Dominion Transmission interconnect

Topic 606	FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, as amended

U.S.	United States of America

USD	United States Dollar ($)

Vector Pipeline	A 348-mile interstate pipeline and five compression facilities connecting Illinois, Michigan, and Ontario market centers, in which DT Midstream owns a 40% interest

VIE	Variable Interest Entity

Washington 10 Storage Complex	A storage system located in Michigan with 94 Bcf of storage capacity, in which DT Midstream owns a 91% interest

2029 Notes	Senior unsecured notes of $1.1 billion in aggregate principal amount due June 2029

2031 Notes	Senior unsecured notes of $1.0 billion in aggregate principal amount due June 2031

2032 Notes	Senior secured notes of $600 million in aggregate principal amount due April 2032

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
•changes in expected production from Southwestern Energy and other third parties in our areas of operation;
•demand for natural gas gathering, transmission, storage, transportation and water services;
•the availability and price of natural gas to the consumer compared to the price of alternative and competing fuels;
•competition from the same and alternative energy sources;
•our ability to successfully implement our business plan;
•our ability to complete organic growth projects on time and on budget;
•our ability to finance, complete, or successfully integrate acquisitions;
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

FORWARD-LOOKING STATEMENTS
•changes in insurance markets impacting costs and the level and types of coverage available;
•the timing and extent of changes in commodity prices;
•the suspension, reduction or termination of our customers’ obligations under our commercial agreements;
•disruptions due to equipment interruption or failure at our facilities, or third-party facilities on which our business is dependent;
•the effects of future litigation;
•the Separation as a tax-free Distribution; and
•the allocation of tax attributes from DTE Energy in accordance with the Tax Matters Agreement.
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
The DT Midstream Code of Conduct, Board of Directors' Code of Ethics, Board of Directors' Governance Guidelines, Board of Directors' Committee Charters, and Categorical Standards for Director Independence are also posted on DT Midstream's website. The information on DT Midstream's website is not part of this report or any other report that DT Midstream files with, or furnishes to, the SEC.
Business Overview
We are an owner, operator, and developer of an integrated portfolio of natural gas midstream assets. We provide multiple, integrated natural gas services to customers through our interstate pipelines, intrastate pipelines, storage systems, lateral pipelines including related treatment plants and compression and surface facilities, and gathering systems including related treatment plants, and compression and surface facilities. We also own joint venture interests in equity method investees which own and operate interstate pipelines that connect to our wholly owned assets.
Our core assets strategically connect key demand centers in the Midwestern U.S., Eastern Canada and Northeastern U.S. regions to the premium production areas of the Marcellus/Utica natural gas formation in the Appalachian Basin, and connect key demand centers and LNG export terminals in the Gulf Coast region to premium production areas of the Haynesville natural gas formation. We have an established history of stable, long-term growth with contractual cash flows from customers that include natural gas producers, LDCs, electric power generators, industrials, and national marketers.
We believe that our properties are generally in good condition, well maintained and are suitable and adequate to carry on our business at capacity for the foreseeable future.
The Separation
On July 1, 2021, DTE Energy completed the Separation through the distribution of 96,732,466 shares of DT Midstream common stock to DTE Energy shareholders. See Note 1, "Description of the Business and Basis of Presentation" to the Consolidated Financial Statements under Part II, Item 8 of this Form 10-K.

2022 Executive Summary
During the year ended December 31, 2022, DT Midstream's accomplishments and business developments included:
•Attained Net Income Attributable to DT Midstream of $370 million for the year ended December 31, 2022;
•Declared total cash dividends of $2.56 per common share for the year ended December 31, 2022;
•Continued the Haynesville System expansion (LEAP) and reached the final investment decision on phases 2 and 3;
•Purchased an additional 26.25% ownership interest in Millennium Pipeline from National Grid for $552 million;
•Placed into service the Stonewall Gas Gathering and Appalachia Gathering System expansions and executed agreements to further expand the Appalachia Gathering System;
•Issued senior secured notes in aggregate principal amount of $600 million and used the net proceeds of $593 million to partially repay indebtedness under our Term Loan Facility;
•Amended the Credit Agreement to increase the Revolving Credit Facility commitments by $250 million to aggregate commitments of $1.0 billion and extend the maturity date to October 2027;
•Named the top-rated company in the MASTIO 8th edition industry-wide Midstream Customer Value and Loyalty Benchmarking Study;
•Published our inaugural Corporate Sustainability Report in the second quarter 2022. The information in our Corporate Sustainability Report is not incorporated by reference into this Form 10-K; and
•Advanced carbon capture and sequestration in Louisiana through filing the Class VI well permit application with the EPA in the fourth quarter 2022.

Our Strategy
Our principal business objective is to safely and reliably operate and develop natural gas assets across our premier footprint. Our proven leadership and highly engaged employees have an excellent track record. Prospectively, we intend to continue this track record by executing on our natural gas-centric business strategy focused on disciplined capital deployment and supported by a flexible, well capitalized balance sheet. Additionally, we intend to develop low carbon business opportunities and deploy greenhouse gas reducing technologies as part of our goal of being leading environmental stewards in the midstream industry, and we are executing on a plan to achieve net zero carbon emissions by 2050.
Our strategy is premised on the following principles:
•Disciplined capital deployment in assets supported by strong fundamentals. New capital spending will continue to go through a rigorous review process to ensure that it is accretive and deployed to assets serving high quality, low cost resources with proximity to strong demand centers, meeting our strategic criteria and expected returns.
•Capitalize on asset integration and utilization opportunities. We intend to leverage the scale and scope of our large asset platforms, our services, and our capabilities to increase efficiency across our portfolio and in the strategically situated natural gas basins in which we operate.
•Pursue economically attractive opportunities. We intend to pursue economically attractive expansion opportunities that leverage our current asset footprint and strategic relationships with our customers.
•Grow cash flows supported by long-term firm service revenue contracts. We will continue pursuing opportunities that increase the demand-based component of our contract portfolio and will focus on obtaining additional long-term firm service commitments from customers, which may include fixed demand charges, MVCs and acreage dedications.
•Provide exceptional service to our customers. We will continue to provide safe, highly reliable, timely and cost-competitive service, which is a key distinguishing competitive advantage.

Our Operations and Business Segments
DT Midstream sets strategic goals, allocates resources, and evaluates performance based on the following two segments: Pipeline and Gathering. For financial information by segment for the last three years, see Note 14, "Segment and Related Information," to the Consolidated Financial Statements under Part II, Item 8 of this Form 10-K.
Southwestern Energy accounted for approximately 65% of our operating revenues for the year ended December 31, 2022. Our operating revenues do not include revenues of unconsolidated joint ventures accounted for as equity method investments.
Pipeline Segment
Description
Our Pipeline segment includes our interstate pipelines, intrastate pipelines, storage systems, lateral pipelines including related treatment plants and compression and surface facilities. The Pipeline segment also includes joint venture interests in equity method investees which own and operate interstate pipelines that connect to our wholly owned assets. Our subsidiary companies own and operate these types of assets across multiple states and eastern Canada.
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
Revenues and Earnings from Equity Method Investees
DT Midstream primarily provides two types of pipeline and storage services: firm service and interruptible service. Firm service revenue contracts are typically long-term and structured using fixed demand charges or MVCs with fixed deficiency fee rates. This provides for fixed revenue commitments regardless of actual volumes of natural gas that flow, which leads to more stable operating performance, revenues and cash flows and limits our exposure to natural gas price fluctuations. For the year ended December 31, 2022, approximately 79% of our Pipeline revenue was generated under firm service revenue contracts. Approximately 94% of the revenues of our unconsolidated joint ventures are generated under firm service revenue contracts. The earnings of our unconsolidated joint ventures are included in earnings from equity method investees in our Consolidated Statements of Operations. Interruptible service revenue contracts typically contain fixed rates, with total consideration dependent on actual natural gas volumes that flow.
For the year ended December 31, 2022, revenue from the Pipeline segment accounted for approximately 37% of our consolidated revenues. The cash flows from our Pipeline operations can be impacted in the short term by seasonality, weather fluctuations and the financial condition of our customers.
Competition
Our Pipeline operations compete for customers primarily based on geographic location, which determines connectivity and proximity to supply sources and end users, as well as price, operating reliability and flexibility, available capacity, and service offerings. Our primary competitors in the natural gas interstate pipelines and transmission market and in the lateral pipelines market include major interstate pipelines and midstream companies that can transport and gather natural gas volumes between interstate systems and between central delivery points within a basin, respectively.

Properties
The following table presents certain information concerning our principal properties included in the Pipeline Segment:

Property Classification	% Owned	Operator	Capacity (Bcf/d)	Compression Horsepower	Description	Location
Pipeline
FERC-Regulated Interstate Pipelines
NEXUS (a)	50%	No	1.4	99,137	256-mile pipeline and three compression facilities transporting Utica and Marcellus shale gas to Ohio, Michigan and Ontario market centers. NEXUS owns 100% of Generation Pipeline	OH and MI
Vector Pipeline (a)	40%	No	2.8	120,000	348-mile pipeline and five compression facilities connecting Illinois, Michigan and Ontario market centers	IL, IN, MI and Ontario
Millennium Pipeline (a)	52.5%	No	1.9	84,389	263-mile pipeline and compression facilities serving markets in the northeast and supply from the northeast Marcellus region	NY
Birdsboro Pipeline	100%	Yes	0.2	—	14-mile pipeline delivering gas supply to a gas-fired power plant in Pennsylvania	PA
Intrastate Pipelines
Generation Pipeline	50%	No	0.4	—	25-mile pipeline located in northern Ohio and owned by NEXUS	OH
FERC-Regulated Storage System
Washington 10 Storage Complex (b)	91%	Yes	N/A	26,205	94 Bcf of storage capacity and associated compression facilities	MI
Lateral Pipelines
Bluestone	100%	Yes	1.2	36,720	65-mile pipeline and two compression facilities gathering Marcellus shale gas to the Millennium Pipeline and the Tennessee Pipeline	PA and NY
LEAP	100%	Yes	1.0	—	155-mile pipeline gathering Haynesville shale gas to markets in the Gulf Coast region	LA
Stonewall Gas Gathering	85%	Yes	1.5	—	68-mile pipeline gathering Marcellus/Utica natural gas to the Columbia Pipeline	WV
__________________________________
(a)We account for our ownership interest in these properties as equity method investments in accordance with GAAP. See Note 1, "Description of the Business and Basis of Presentation" to the Consolidated Financial Statements under Part II, Item 8 of this Form 10-K.
(b)The Washington 10 Storage Complex includes 16 Bcf of leased capacity from Washington 28 Storage which is held by a joint venture, South Romeo, in which DT Midstream owns a 50% interest.
Business Updates
On October 7, 2022, DT Midstream closed on the $552 million purchase of an additional 26.25% ownership interest in Millennium Pipeline from National Grid. The transaction was financed with cash on hand and available capacity under the Company's Revolving Credit Facility. The purchase constituted National Grid's full ownership interests in Millennium Pipeline, and, brought DT Midstream's total ownership interest in Millennium Pipeline to 52.50%. See Note 1, "Description of the Business and Basis of Presentation" to the Consolidated Financial Statements under Part II, Item 8 of this Form 10-K.
During 2022, DT Midstream continued the LEAP expansion and reached the final investment decision on phases 2 and 3. The LEAP expansion phases 2 and 3 will increase the capacity to 1.9 Bcf/d and will provide access to LNG export terminals. DT Midstream also placed into service the Stonewall Gas Gathering expansion.
Capital expenditure investments for these expansion projects have been contemplated in our forecasted capital expenditures discussed under Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Capital Investments of this Form 10-K.

Gathering Segment
Description
Our Gathering segment includes gathering systems, related treatment plants, and compression and surface facilities. Our subsidiary companies own and operate these types of assets across multiple states.
Our natural gas gathering systems primarily consist of networks of pipelines that collect natural gas from points at or near our customers’ wells for delivery to plants for treating, to gathering pipelines for further gathering, or to pipelines for transportation. Natural gas is moved from the receipt points to the central delivery points on our gathering systems. We provide other ancillary services within our Gathering segment, including compression, dehydration, gas treatment, water impoundment, water transportation, water disposal, and sand mining. Our gathering systems provide a gathering function and are therefore not subject to FERC jurisdiction. Our gathering business has significant infrastructure within our customers' production acreage that is contractually dedicated to DT Midstream to provide gathering services.
Revenues
Our Gathering segment typically has firm revenue contracts that are long-term and structured using fixed demand charges or MVCs with fixed deficiency fee rates. This provides for fixed revenue commitments regardless of actual volumes of natural gas that flow, which leads to more stable operating performance, revenues and cash flows and limits our exposure to natural gas price fluctuations. Additional revenues are generated from proved developed producing reserves connected to our assets, which we refer to as "flowing gas." For the year ended December 31, 2022, 68% and 20% of our Gathering revenue was generated under firm revenue contracts and flowing gas, respectively. Together, revenues generated under firm revenue contracts and flowing gas account for approximately 88% of our Gathering revenue.
For the years ended December 31, 2022 and 2021, average throughput from the Gathering segment was 3.1 Bcf/d and 2.8 Bcf/d, respectively. For the year ended December 31, 2022, revenue from the Gathering segment accounted for approximately 63% of our consolidated revenue.
Competition
Our Gathering operations compete for customers based on reputation, operating reliability and flexibility, price and service offerings, including interconnectivity to producer-desired takeaway options (i.e., processing facilities and pipelines). We mitigate the risk of competition by signing acreage dedications, entering firm revenue contracts, expanding treating capacity and expanding our systems to desirable production basins. Competition customarily is impacted by the level of drilling activity in a particular geographic region. Our primary competitors include other independent midstream companies with gathering operations and producer owned systems.

Properties
The following table presents certain information concerning our principal properties included in the Gathering Segment:

Property Classification	% Owned	Operator	Capacity (Bcf/d)	Compression Horsepower	Description	Location
Gathering
Susquehanna Gathering System	100%	Yes	1.4	97,005	198-mile pipeline delivering Marcellus shale gas production to Bluestone	PA
Blue Union	100%	Yes	2.2	55,000
355-mile gathering system delivering shale gas production from the Haynesville formation of Louisiana to markets in the Gulf Coast region; ancillary services include water impoundment, water transportation. water disposal, and sand mining
						LA and TX
Appalachia Gathering System	100%	Yes	0.9	60,680	139-mile pipeline delivering Marcellus shale gas to the Texas Eastern Pipeline and Stonewall Gas Gathering	PA and WV
Tioga Gathering System	100%	Yes	0.1	—	3-mile pipeline delivering production gas to the Dominion Transmission interconnect	PA
Michigan Gathering System	100%	Yes	0.8	2,400	328-mile pipeline system in northern Michigan	MI
Business Updates
During 2022, DT Midstream continued the Blue Union expansion that will increase the capacity to over 2.6 Bcf/d. DT Midstream also placed into service the Appalachia Gathering System expansion and executed agreements to further expand the Appalachia Gathering System. Additionally during 2022, DT Midstream continued the conversion of the Michigan Gathering System to dry gas transmission service and completed construction in early 2023.
Capital expenditure investments for these expansion projects have been contemplated in our forecasted capital expenditures discussed under Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Capital Investments of this Form 10-K.
Pipeline and Gathering Rights-of-Way
We obtain satisfactory title to the properties we own and use in our businesses, subject to liens for current taxes, liens incident to minor encumbrances, and easements and restrictions, which do not materially detract from the value of such property, the interests in those properties or the use of such properties in our businesses. Our storage facilities, treating and processing plants, compressor stations, offices and related facilities are located on real property owned or leased by us. In some cases, the real property we lease is on federal, state or local government land.
We typically obtain and maintain rights to construct and operate the pipelines on other people’s land under agreements that are perpetual or provide for renewal rights. Our pipelines are constructed on rights-of-way granted by the current record owners of such property. In many instances, lands over which rights-of-way have been obtained are subject to prior liens that have not been subordinated to the right-of-way grants. All record owners have joined in the right-of-way grants and signatures have been obtained, except in unusual cases where title is unclear and requires additional investigation.

Human Capital Resources

DT Midstream recognizes that being agile and innovative is necessary for our continued growth. After the Separation, DTM has continued to build out our workforce to support our corporate and operational functions as an independent public company. We currently employ 362 employees, all of whom are employed full-time, exclusive of our student intern program. All of our employees are in the U.S., with our headquarters in Detroit and office locations in Pennsylvania, West Virginia, Louisiana, and Texas. None of our employees are covered by collective bargaining agreements. We believe that our employee relations are good.
Diversity, Equity, and Inclusion (DEI)
DT Midstream is committed to building a diverse, empowered, and engaged team that delivers safe and reliable service to our customers. Rather than having DEI solely as a stand-alone program, we integrate these practices into our overall operating model. We review DEI performance in several ways:
•Diversity of interviewees, hires, high potential talent, and leadership promotions;
•Workforce representation of women, minorities, and employees with disabilities based on voluntary self-identification information; and
•Employee engagement, including specific programs focused on a culture of belonging.
Health and Safety
The health and safety of people, including our employees, contractors, customers, and the communities we serve is our top priority. Our safety culture is maintained and strengthened by our safety team, which monitors events, compliance, and training activities.
We monitor our safety performance with leading and lagging indicators, such as safety observations, near-misses and the Occupational Safety and Health Administration recordable injury metrics.
Compensation and Benefits Description
Our human capital resources objectives include recruiting, incentivizing, fostering belonging, and retaining top talent. To achieve this, we offer our employees competitive compensation packages, annual and long-term incentive programs, defined contribution retirement savings plans and an employer contribution match, as well as paid time off, medical, dental, vision and other employee benefits. We review our compensation practices annually to ensure that pay is fair and internally equitable. For additional information on the metrics used in our incentive plans, please see the "Annual and Long-term Incentives" section of our Proxy Statement.
In 2022, our human resource professionals worked with external compensation consultants to refine our compensation structure to ensure competitive, market-driven pay ranges by job classification, which enables us to recruit candidates and retain current employees based on objective factors like years of experience and strength of relevant skills.
For additional information on our approach to managing our human capital resources, see our 2022 Corporate Sustainability Report on our website. The information in our Corporate Sustainability Report is not incorporated by reference into this Form 10-K.

Regulatory Environment
Our operations and investments are subject to extensive regulation by United States federal, state and local authorities. In addition, NEXUS and the Vector Pipeline are subject to applicable laws, rules, and regulations in Canada.
FERC Regulation
Many of our business operations are subject to extensive regulation by the FERC under the Natural Gas Act, the Natural Gas Policy Act and regulations, rules and policies promulgated under those and other statutes. Specifically, the Vector Pipeline, the Millennium Pipeline, the Birdsboro Pipeline, the NEXUS Gas Transmission Pipeline, and the Washington 10 Storage Complex are subject to the FERC's Natural Gas Act authority and provide interstate natural gas transportation or storage services in accordance with their FERC-approved tariffs. Generally, the FERC’s authority with respect to natural gas extends to:
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
The maximum applicable recourse rates and terms and conditions for service on an interstate natural gas pipeline are set forth in the pipeline’s FERC-approved tariff unless market-based rates have been approved by the FERC. Rate design and the allocation of costs also can affect a pipeline’s profitability. While the ratemaking process establishes the recourse rate, interstate pipelines such as some of our pipelines and storage systems are permitted to charge discounted rates, which are lower than the recourse rates, without further FERC authorization down to the minimum rate set forth in the tariff for the applicable service. Changes to recourse rates or terms and conditions of service and contracts can be proposed by a pipeline company under Section 4 of the Natural Gas Act. Rate increases proposed by a regulated interstate pipeline may be challenged and such increases may ultimately be rejected by the FERC. The existing interstate pipeline and storage rates or terms and conditions of service and contracts may be challenged by a complaint filed by interested persons including customers, state agencies or the FERC under Section 5 of the Natural Gas Act. Rate increases proposed by a pipeline may be allowed to become effective subject to refund and/or a period of suspension, while rates or terms and conditions of service that are the subject of a complaint under Section 5 of the Natural Gas Act are subject only to prospective change by the FERC. Any successful challenge against existing or proposed rates charged for our pipelines and storage services could materially adversely affect our business, financial condition and results of operations.

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
Failure of an interstate pipeline to comply with its obligations under the Natural Gas Act could result in the imposition of civil and criminal penalties. Among other matters, the Energy Policy Act of 2005, which we refer to as the "EPAct 2005," amended the Natural Gas Act to give FERC authority to impose civil penalties for violations of the Natural Gas Act up to $1 million for any one violation, per day and violators may be subject to criminal penalties of up to $1 million per violation, per day and five years in prison. The $1 million civil penalty levels adjust annually based on inflation and have been set at $1,496,035 per violation, per day for 2023.
To the extent that an intrastate pipeline system transports natural gas in interstate commerce, the rates, terms and conditions of such interstate transportation service are subject to FERC rules and regulations under Section 311 of the Natural Gas Policy Act, or "Section 311". Non-compliance with FERC’s rules and regulations established under Section 311 could result in the imposition of civil and criminal penalties. Among other matters, the EPAct 2005 also amended the Natural Gas Policy Act to give FERC authority to impose civil penalties for violations of the Natural Gas Policy Act up to $1 million for any one violation and violators may be subject to criminal penalties of up to $1 million per violation and five years in prison. The $1 million civil penalty levels adjust annually based on inflation and have been set at $1,496,035 per violation, per day for 2023.
State Regulation of Natural Gas Pipelines
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
Our gathering assets may be subject to the rules and regulations of various state utility commissions. State regulation of gathering facilities generally includes various safety, environmental and, in some circumstances, nondiscriminatory take requirements and complaint-based rate regulation. States in which we operate may adopt ratable take and common purchaser statutes, which would require our gathering pipelines to take natural gas without undue discrimination in favor of one producer over another producer or one source of supply over another similarly situated source of supply. The regulations under these statutes may have the effect of imposing some restrictions on our ability as an owner of gathering facilities to decide with whom we contract to gather natural gas. States in which we operate may also adopt a complaint-based regulation of natural gas gathering activities, which allows natural gas producers and shippers to file complaints with state regulators in an effort to resolve grievances relating to gathering access and rate discrimination. We cannot predict whether such a complaint will be filed against us in the future or how a regulator may rule on any such complaint. Failure to comply with state regulations may result in the imposition of administrative, civil and criminal remedies. We are not aware of any pending proceedings or complaints at this time.
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
The price at which we buy and sell natural gas currently is not subject to U.S. federal regulation. The EPAct 2005 amended the Natural Gas Act and Natural Gas Policy Act to prohibit fraud and manipulation in natural gas markets. The FERC subsequently issued a final rule making it unlawful for any entity, in connection with the purchase or sale of natural gas or transportation service subject to the FERC’s jurisdiction, to defraud, make an untrue statement or omit a material fact or engage in any practice, act or course of business that operates or would operate as a fraud. The FERC’s anti-manipulation rules apply to interstate gas pipeline and storage companies and intrastate gas pipeline and storage companies that provide interstate services, such as Section 311 service, as well as otherwise non-jurisdictional entities to the extent the activities are conducted "in connection with" gas sales, purchases or transportation subject to FERC jurisdiction. The anti-manipulation rules apply to intrastate sales and gathering activities only to the extent that there is a "nexus" to FERC-jurisdictional transactions.
The EPAct 2005 also provided the FERC with the authority to impose civil penalties of up to approximately $1 million (adjusted annually for inflation) per day per violation. On January 6, 2023, FERC issued an order (Order No. 886) increasing the maximum civil penalty amounts under the Natural Gas Act and Natural Gas Policy Act to adjust for inflation. FERC may now assess civil penalties under the Natural Gas Act and Natural Gas Policy Act of up to $1,496,035 per violation per day. In addition, the Commodity Futures Trading Commission, which we refer to as the "CFTC," is directed under the Commodities Exchange Act, which we refer to as the "CEA," to prevent price manipulations for the commodity and futures markets, including the energy futures markets. Pursuant to the Dodd-Frank Act and other authority, the CFTC has adopted anti-market manipulation regulations that prohibit fraud and price manipulation in the commodity and futures markets. The CFTC also has statutory authority to seek civil penalties of up to the greater of approximately $1.2 million or triple the monetary gain to the violator for violations of the anti-market manipulation sections of the CEA.

Pipeline Safety and Maintenance
Our interstate natural gas pipeline system is subject to regulation by the Pipeline and Hazardous Materials Safety Administration, or PHMSA. PHMSA establishes and implements minimum federal safety standards and reporting requirements applicable to gas pipeline facilities, including associated underground natural gas storage. These standards include requirements that apply to the design, installation, testing, construction, operation and maintenance, as well as requirements for pipeline operator qualification and integrity management on certain pipelines. The integrity management programs apply to gas transmission line segments located in high consequence areas, or HCAs, and require operators to perform periodic risk-based assessments in addition to the minimum required inspections and other preventative and mitigation measures. Notwithstanding the investigatory and preventative maintenance costs incurred in our performance of customary pipeline management activities, we may incur significant additional expenses if anomalous pipeline conditions are discovered or additional preventative and mitigation measures need to be implemented.
PHMSA often issues new or amended safety standards and reporting requirements for gas pipeline facilities. For example, the "Safety of Gas Transmission Pipelines: MAOP Reconfirmation, Expansion of Assessment Requirements, and Other Related Amendments" rule, which became effective July 1, 2020, requires operators of certain gas transmission pipelines to reconfirm maximum allowable operating pressure and establishes a new "Moderate Consequence Area" for determining regulatory requirements for gas transmission pipeline segments outside of HCAs. The rule also establishes new requirements for conducting baseline assessments and incorporates industry standards and guidelines as well as new requirements for integrity management programs. In October 2022, PHMSA published the "Safety of Gas Transmission Pipelines: Repair Criteria, Integrity Management Improvements, Cathodic Protection, Management of Change, and Other Related Amendments" rule, effective May 24, 2023, which increases gas integrity management and corrosion control requirements and establishes repair criteria for pipelines outside of HCAs, among other things. We are currently in the process of revising our operating and inspection procedures to address these requirements and will begin implementing those changes as required by the rules. We are assessing the impact of these rules on our future costs of operations and revenue from operations, but we do not expect any potential expenses to be material or our operations to be affected by this new rule any differently than other similarly situated midstream companies.
In November 2021, PHMSA issued another final rule, entitled "Safety of Gas Gathering Pipelines: Extension of Reporting Requirements, Regulation of Large, High-Pressure Lines, and Other Related Amendments," effective as of May 16, 2022, that establishes new safety standards and reporting requirements for certain historically unregulated onshore gas gathering lines. The final rule creates a new Type C category of regulated onshore gas gathering lines in Class 1 locations that are subject to PHMSA’s safety standards and reporting requirements. The final rule also creates a new Type R category of reporting-only onshore gas gathering that are subject to PHMSA’s incident and annual reporting requirements. We have revised our operating and maintenance procedures to address these requirements and have implemented these changes. We will incur expenses related to compliance activities but do not expect these expenses to be material or our operations to be affected any differently than similarly situated midstream companies.
Additionally, in April 2022, PHMSA published the "Pipeline Safety: Requirement of Valve Installation and Minimum Rupture Detection Standard" rule, effective October 5, 2022, which requires installation of remote control or automatic shut-off valves (or alternative equivalent technology) on certain newly constructed or replaced gas transmission pipelines. The final rule also imposes minimum performance standards for operation of those valves. We may incur expenses related to the requirements imposed by this new rule, but do not expect these expenses to be material or our operations to be affected any differently than similarly situated midstream companies.

PHMSA is in the process of developing other regulations to address congressional mandates set forth in the Protecting Our Infrastructure of Pipelines and Enhancing Safety Act of 2020, which we refer to as the "2020 PIPES Act" and for other purposes. For example, PHMSA is in the early stages of developing rules for gas pipeline leak detection and repair and implementing a parallel self-executing provision from the 2020 PIPES Act that requires gas pipeline operators to reduce methane emissions. PHMSA is also in the process of developing inspection and maintenance requirements for idled pipelines. Congress is due to reauthorize the Pipeline Safety Act in 2023, which may mandate other statutory changes or that PHMSA develop additional rulemaking. The adoption of these new PHMSA rules and implementation of the mandate in the 2020 PIPES Act could impact our pipeline assets and operations by requiring the installation of new or modified safety controls and the implementation of new capital projects or accelerated maintenance programs, all of which could require us to incur increased operational costs that could be significant. We may also be affected by lost cash flows resulting from shutting down our pipelines during the pendency of any repairs and any testing, maintenance, and repair of pipeline facilities downstream from our own facilities. While we cannot predict the outcome of legislative or regulatory initiatives, such legislative and regulatory changes could materially adversely affect our business, financial condition and results of operations, but we do not expect our operations to be affected any differently than similarly situated midstream companies.
Every state in which we operate is certified by PHMSA to regulate the safety of intrastate gas pipeline facilities consistent with the federal safety standards, and some of these states apply additional or more stringent safety standards or reporting requirements to intrastate gas pipeline facilities in their respective jurisdictions. We may incur significant costs and liabilities associated with repair, remediation, preventive or mitigation measures associated with complying with these additional or more stringent state requirements, including for gas gathering lines or other pipeline facilities that are not currently subject to PHMSA’s regulations. The costs, if any, for repair, remediation, preventive or mitigating actions that may be determined to be necessary, as well as lost cash flows resulting from shutting down our pipelines during the pendency of such actions, could be material.
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
Should we fail to comply with PHMSA regulations, we could be subject to penalties and fines. PHMSA has the statutory authority to impose civil penalties for pipeline safety violations up to a maximum of approximately $258,000 per day for each violation and approximately $2.58 million for a related series of violations. This maximum penalty authority established by statute will continue to be adjusted periodically to account for inflation.
We believe that our operations are in substantial compliance with all existing U.S. federal, state and local pipeline safety laws and regulations. However, the adoption of new laws and regulations, such as those proposed by PHMSA, could result in significant added costs or delays in service or the termination of projects, which could have a material adverse effect on us in the future.
In the course of operating our pipeline facilities, we may experience a leak or a rupture on our system. These leaks and ruptures may cause explosions, fire, damage to the environment, damage to property, personal injury and/or death. Depending on the circumstances of the leak or rupture, PHMSA may require that certain pipeline assets remain out of service and/or operate at a significantly reduced operating pressure until certain corrective measures are performed and a return to normal operation is approved by PHMSA. In addition to any regulatory fines or corrective measures, we may be sued for any damages. Depending upon the facts and circumstances of a particular incident, state and federal regulatory authorities may also seek civil and/or criminal fines and penalties.

Natural Gas Storage Regulation
We operate natural gas storage facilities in Michigan as interstate facilities regulated by PHMSA and provide interstate storage and related services pursuant to a FERC-approved tariff. As such our natural gas storage facilities are required to meet the federal safety standards as required by 49 C.F.R. §192.12, Underground natural gas storage facilities.
We believe that our operations are in substantial compliance with 49 C.F.R. §192.12, Underground natural gas storage facilities. However, the adoption of new laws and regulations could result in significant added costs or delays in service or the termination of projects, which could have a material adverse effect on us in the future.
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
Moreover, we incur, and expect to continue to incur, additional costs in connection with spill response. Spills can result in significant costs associated with the investigation and remediation of contaminated facilities, and with injury and damage claims arising from releases and related contamination. The timing and complete extent of future expenditures related to environmental matters is difficult to estimate accurately because, among other things, interpretation and enforcement of environmental laws and regulations are constantly changing, our pollution control and clean-up cost estimates may change, especially when our current estimates are based on preliminary site investigations or agreements, and new contaminated facilities and sites may be found, or what we know about existing sites and facilities could change.
We do not believe that our compliance with such legal requirements will materially adversely affect our business, financial condition and results of operations. Nonetheless, the trend in environmental regulation is to place more restrictions and limitations on activities that may affect the environment. Thus, there can be no assurance as to the amount or timing of future expenditures for environmental compliance or remediation, and actual future expenditures may be significantly in excess of the amounts we currently anticipate. For example, we try to anticipate future regulatory requirements that might be imposed and plan accordingly to remain in compliance with changing environmental laws and regulations and to minimize the costs of such compliance. While we believe that we are in substantial compliance with existing environmental laws and regulations, additional, unplanned measures may be required to maintain compliance in the future.

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

Climate Change. Legislative and regulatory measures to address climate change and greenhouse gas, which we refer to as "GHG," emissions are in various phases of discussion or implementation. The EPA regulates GHG emissions from new and modified facilities that are potential major sources of criteria pollutants under the Clean Air Act’s Prevention of Significant Deterioration and Title V programs and has adopted regulations that require, among other things, preconstruction and operating permits for certain large stationary sources and the monitoring and reporting of GHGs from certain onshore oil and natural gas production sources on an annual basis. On November 15, 2021, the EPA published a proposed rule to regulate GHG emissions (in the form of methane limitations) and for volatile organic compound emissions from crude oil production and natural gas production, processing, transmission, and storage. The proposal includes standards of performance for new, modified, and reconstructed sources and emission guidelines for existing sources. On November 11, 2022, the EPA issued a supplemental proposed rule that would update, expand, or strengthen certain aspects of the rule for certain sources. Additionally, the U.S. Congress, along with U.S. federal and state agencies, has considered measures to reduce the emissions of GHGs. Legislation or regulation that restricts GHG emissions could increase our cost of environmental compliance by requiring us to install new equipment to reduce emissions from larger facilities; purchase emission allowances; pay any taxes related to our GHG emissions and/or administer and manage a GHG emissions program, and otherwise increase the costs of our operations, including costs to operate and maintain our facilities.
The FERC does not directly regulate GHG emissions. However, on February 17, 2022, the FERC issued two policy statements providing guidance on its consideration of GHG emissions and other factors when reviewing proposed projects under the Natural Gas Act. These policy statements have been the subject of public comments and remain under consideration by the FERC. If the policy statements come into effect as written, GHG emissions and climate-related considerations could play a more significant role in the FERC’s analysis of projects under its jurisdiction, including projects that do or would supply gas to the Company’s facilities.
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
Water Discharges. The U.S. federal Clean Water Act and analogous state laws impose restrictions and strict controls regarding the discharge of pollutants or dredged and fill material into state waters as well as waters of the United States, including adjacent wetlands. The discharge of pollutants into regulated waters is prohibited, except in accordance with the terms of permits issued by the EPA, the U.S. Army Corps of Engineers, which we refer to as "the U.S. Army Corps," or an analogous state agency. In April 2020, the EPA and the U.S. Army Corps issued the Navigable Waters Protection Rule under the U.S. federal Clean Water Act, which we refer to as the "WOTUS Rule," narrowing the definition of "waters of the United States" relative to the definition under a prior 2015 rule. On August 30, 2021, the U.S. District Court for the District of Arizona vacated and remanded the WOTUS Rule. Based on this ruling, the EPA and the U.S. Army Corps halted implementation of the WOTUS Rule, and, on December 7, 2021, a proposed rule replacing the WOTUS Rule was published which, if implemented, would in practice restore the pre-2015 definition of "waters of the United States." The agencies released the new rule in final form on December 30, 2022. It will take effect no sooner than early March 2023, sixty days after publication in the Federal Register. The meaning of “waters of the United States” is also under consideration at the U.S. Supreme Court in Sackett v. Environmental Protection Agency. The court’s decision, widely expected in 2023, could affect the implementation of the newly codified definition. To the extent that any future rules expand the scope of the Clean Water Act’s jurisdiction, we could face increased costs and delays with respect to obtaining permits for activities in jurisdictional waters, including wetlands.

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
National Environmental Policy Act. The construction of interstate natural gas transportation pipelines pursuant to the Natural Gas Act requires authorization from the FERC. Certain FERC actions relating to such pipelines are subject to the National Environmental Policy Act, which we refer to as the "NEPA." NEPA requires U.S. federal agencies, such as the FERC, to evaluate major U.S. federal actions having the potential to significantly affect the environment. During such evaluations, an agency will prepare a detailed Environmental Impact Statement unless it has found on the basis of an environmental assessment that no significant effect is likely. Such NEPA analyses have the potential to significantly delay or limit, and significantly increase the cost of, development of midstream infrastructure. On April 20, 2022, the White House Council on Environmental Quality published a final rule amending its existing regulations governing the implementation of NEPA by federal agencies. The amendments principally address definitions relating to environmental effects and alternatives that require agency consideration. The Council has stated its intention to conduct a second and more extensive round of NEPA regulatory amendments. Though the second proposal has not been issued yet, it is possible (and widely anticipated) that it would permit or require agencies to undertake more searching inquiries during their NEPA reviews.
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
If new laws or regulations that significantly restrict hydraulic fracturing or wastewater disposal wells are adopted, such laws could lead to greater opposition to, and litigation concerning, related oil and gas producing activities and to operational delays or increased operating costs for DT Midstream and our customers, which in turn could reduce the demand for our services.

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

Cyber Security
We have become increasingly dependent on the systems, networks and technology that we use to conduct almost all aspects of our business, including the operation of our pipelines, storage and gathering assets, the recording of commercial transactions, communications with the employees supporting our operations and our customers or other business partners, and the reporting of financial information. We also collect and store sensitive data in the ordinary course of our business, including personally identifiable information of our employees as well as our proprietary business information and that of our vendors, customers and other business partners. The secure processing, maintenance and transmission of information is critical to our operations. We depend on our own systems, networks and technology, as well as the systems, networks and technology of our vendors, customers and other business partners, including our equity method investees. We have existing systems in place and continue to develop systems to monitor and address the risk of cyber security breaches in our business, operations and control environments. We routinely review and update those systems as the nature of that risk requires. Governmental standards and commonly accepted frameworks for the protection of computer-based systems and technology from cyber threats and attacks have been adopted. We monitor newly developed cyber security standards or legislation and consider adoption as appropriate for our business.
Breaches in our information technology infrastructure or physical facilities, or other disruptions including those arising from theft, vandalism, fraud, or unethical conduct, could result in damage to or destruction of our assets, unnecessary waste, safety incidents, damage to the environment, reputational damage, potential liability, delays in service performance for our customers, the loss of contracts, the imposition of significant costs associated with remediation and litigation, heightened regulatory scrutiny, increased insurance costs, or challenges in maintaining our books and records, which could materially adversely affect our business, financial condition and results of operations. Moreover, we may not be able to anticipate, detect or prevent all cyberattacks, particularly because the methodologies used by attackers change frequently or may not be recognized until such attack is underway, and because attackers are increasingly using technologies specifically designed to circumvent cybersecurity measures and avoid detection. Cybersecurity attacks are also becoming more sophisticated and include, but are not limited to, ransomware, credential stuffing, spear phishing, social engineering and other attempts to gain unauthorized access to data for purposes of extortion or malfeasance.
As cyberattacks continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate and remediate any vulnerabilities to cyberattacks. To date, we have not experienced any material losses relating to cyberattacks; however, there can be no assurance that we will not suffer such losses in the future. Consequently, it is possible that any of these occurrences, or a combination of them, could have a material adverse effect on our business, financial condition and results of operations.

Item 1A. Risk Factors
You should carefully consider the following risks and other information in this Form 10-K. Any of the following risks and uncertainties could materially adversely affect our business, financial condition and results of operations.
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
We have several customers with one being a key customer, Southwestern Energy. The loss of, or reduction in volumes from, this customer could result in a decline in demand for our services and materially adversely affect our business, financial condition and results of operations.
Southwestern Energy accounted for approximately 65% of our operating revenues for the year ended December 31, 2022. Our operating revenues do not include revenues of unconsolidated joint ventures accounted for as equity method investments. The loss of all or even a portion of the contracted volumes of this or other customers, the failure to extend or replace these contracts or the extension or replacement of these contracts on less favorable terms, as a result of competition, creditworthiness, reduced production or otherwise, could materially adversely affect our business, financial condition and results of operations.
We may be unable to renew or replace expiring contracts at favorable rates or on a long-term basis.
One of our exposures to market risk occurs at the time our existing contracts, including both our contracts with existing customers and our contracts with our suppliers and other counterparties, expire and are subject to renegotiation and renewal. The majority of our contracts are firm service revenue contracts. Firm service revenue contracts are typically long-term and structured using fixed demand charges or MVCs with fixed deficiency fee rates. This provides for fixed revenue commitments regardless of actual volumes of natural gas that flow, which leads to more stable operating performance, revenues and cash flows and limits our exposure to natural gas price fluctuations. We may not be able to renew or replace these contracts at expiration, and our efforts to negotiate for similar fixed revenue commitments may not be successful, which could cause our exposure to commodity price risk to change or adversely affect the stability of our cash flows.
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
We conduct a meaningful portion of our operations through joint ventures with third parties, including through our interests in the Vector Pipeline, Millennium Pipeline, NEXUS and Generation Pipeline, and we may enter into additional joint venture arrangements in the future. Generally, we do not operate the assets owned by these joint ventures and our control over their operations is limited by the applicable governing provisions of such joint venture agreements. In certain cases, we could have limited ability to influence or control certain day-to-day activities affecting the operations, the amount of capital expenditures that we are required to fund with respect to these operations and the amount of cash we will receive from the joint venture. We also could be dependent on third parties to fund their required share of capital expenditures and be exposed to third party credit risk through our contractual arrangements with our joint venture partners. Additionally, we may be subject to restrictions or limitations on our ability to sell or transfer our interests in the jointly owned assets, and we may be required to offer business opportunities to the joint venture, or rights of participation to other joint venture partners or participants in certain areas of mutual interest.
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

Certain of our internal growth projects may require regulatory approval from U.S. federal and state authorities and Canadian authorities prior to construction. The approval process for storage and transportation projects located in the Northeast has become increasingly challenging, due in part to state and local concerns related to unregulated exploration and production and gathering activities in new production areas, including the Marcellus/Utica formations. In addition, the FERC is considering modifying its policy governing the issuance of interstate natural gas pipeline authorizations, in part to address concerns about climate change. Authorizations required for our projects under existing or future agency policies may not be granted or, if granted, such authorization may include burdensome or expensive conditions.
Failure to retain and attract key executives and other skilled professional and technical employees could materially adversely affect our business, financial condition and results of operations.
Our business is dependent on our ability to attract, retain and motivate employees. We rely on our management team, which has significant experience in the midstream industry, to manage our day-to-day affairs and establish and execute our strategic and operational plans. The loss of any of our key executives or the failure to fill new positions created by expansion, turnover or retirement could adversely affect our ability to implement our business strategy. In addition, our operations require engineers, operational and field technicians and other highly skilled employees. The competition for talent has become increasingly intense, and we may experience increased employee turnover, increased wage inflation or an impediment of our ability to execute certain key strategic initiatives due to a tightening labor market and skilled labor shortages. Failure to successfully attract and retain an appropriately qualified workforce could materially adversely affect our business, financial condition and results of operations.
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
Prices of natural gas have been historically volatile, and we expect this volatility to continue. Consequently, even if new natural gas reserves are discovered in areas served by our assets, producers may choose not to develop those reserves. Sustained declines in natural gas prices could have a negative impact on exploration, development and production activity and could lead to a material decrease in such activity, which could result in reduced throughput on our systems and materially adversely affect our business, financial condition and results of operations. See also "—Any significant decrease in demand or in production of natural gas in our asset footprint could materially adversely affect our business, financial condition and results of operations".
We are exposed to our customers’ credit risk and our credit risk management and contractual terms may be inadequate to protect against such risk.
We are subject to the risk of loss resulting from nonpayment or nonperformance by our customers in the ordinary course of our business. While some of our customers are rated investment grade, others have sub-investment grade ratings (including our key customer, Southwestern Energy). These customers are otherwise considered creditworthy or are required to make prepayments or provide security to satisfy credit concerns. However, our credit procedures and policies may not be adequate to fully eliminate customer credit risk. If we fail to adequately assess the creditworthiness of existing or future customers, the unanticipated deterioration in their creditworthiness and any resulting increase in nonpayment or nonperformance by them could materially adversely affect our business, financial condition and results of operations.
Our existing and future level of debt may limit our flexibility to obtain additional financing and to pursue other business opportunities.
As of December 31, 2022, we had outstanding approximately $2.1 billion of senior notes, $600 million of senior secured notes, $399 million of indebtedness under our Term Loan Facility and $330 million of borrowings under our Revolving Credit Facility. Our existing and future level of debt could have important consequences to us, including the following (i) our ability to obtain additional financing, if necessary, for working capital, capital expenditures, acquisitions or other purposes may be impaired, or such financing may not be available on favorable terms; (ii) the funds that we have available for operations and payment of dividends to shareholders will be reduced by that portion of our cash flow required to make principal and interest payments on outstanding debt; and (iii) our debt level could make us more vulnerable to competitive pressures than competitors with less debt or to a downturn in our business or the economy generally.
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
Our Term Loan Facility and borrowings under our Revolving Credit Facility have, and we may in the future enter into debt instruments with, variable interest rates. Beginning early in 2022, in response to growing signs of inflation, the Federal Reserve has increased interest rates rapidly. Further, the Federal Reserve has increased the benchmark rapidly and has announced an intention to take further actions to mitigate inflationary pressures. Increases in interest rates on variable rate debt will increase our interest expense unless we make arrangements to hedge the risk of rising interest rates. These increased costs could reduce our profitability, reduce our credit availability, limit our ability to pursue growth opportunities, impair our ability to meet our debt obligations, increase the cost of financing, place us at a competitive disadvantage and materially adversely affect our business, financial condition, cash flows and results of operations. An increase in interest rates also could limit our ability to refinance existing debt upon maturity or cause us to pay higher rates upon refinancing.
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
Inflationary pressure could adversely impact our profitability. Our operating costs have increased with the market and may continue to increase, due to the recent growth in inflation which has impacted product costs, labor rates, and domestic transportation. We may not be able to fully offset these inflation increases by raising prices for our services, which could result in downward pressure on our results of operations.
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
Furthermore, the tax laws, rules and regulations that affect our customers are subject to change. For example, Pennsylvania’s governor has in recent legislative sessions proposed legislation to impose a state severance tax on the extraction of natural resources, including natural gas produced from the Marcellus/Utica formations, either in replacement of or in addition to the existing state impact fee. In late January 2021, Pennsylvania’s governor announced he was re-proposing legislation to enact a severance tax to fund COVID-19 relief measures. Pennsylvania’s legislature has not thus far advanced any of the governor’s severance tax proposals; however, severance tax legislation may continue to be proposed in future legislative sessions. Any such tax increase or change could adversely impact the earnings, cash flows and financial position of our customers and cause them to reduce their drilling in the areas in which we operate.
Risks related to climate change could be material and adverse to our business, financial condition, results of operations, cash flow, access to and cost of capital or insurance, reputation, and business strategies.
Our business is subject to physical risks and transition risks related to climate change. These physical risks may arise from more frequent or severe weather events such as floods, landslides, storms, rising water levels, and changes in established weather patterns that cause damage to our assets or to portions of the country’s gas infrastructure upon which we or our customers rely. Physical risks from climate change may reduce our ability to operate reliably, safely, and economically and may cause significant insured or uninsured losses that affect our cash flows. In addition to physical risks, our business is subject to transition risks arising from efforts to address climate change through laws and policies and through market preferences that disfavor fossil fuels and related businesses. State and federal governments, as well as foreign governments and international governing bodies such as the United Nations, continue to develop laws, policies, and goals to reduce carbon emissions and foster a lower-carbon economy. While these efforts are diverse and frequently change, they may impose additional compliance costs and may reduce market interest in our business. Changing customer behaviors may lead to less demand for our services, less favorable pricing for our services, inefficient utilization of our assets, and diminished reputation. Our ability to comply with laws and avoid or mitigate physical and transition risks related to climate change may be limited, insufficient, or dependent on technological developments (such as lower-emission equipment) that we do not control or that require substantial additional investments that increase our cost of doing business. If we are unable to implement business strategies that address the physical risks of climate change and that meet the changing expectations of regulators or investors concerning climate change, we may experience a material adverse effect on our business.

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
Moreover, environmental laws, regulations and enforcement policies tend to become more stringent over time. New, modified or stricter environmental laws, regulations or enforcement policies, including climate change laws and regulations restricting emissions of greenhouse gas, which we refer to as "GHG," could be implemented that significantly increase our compliance costs, pollution mitigation costs, or the cost of any remediation of environmental contamination that may become necessary, and these costs could be material. For example, in April 2020 the U.S. federal district court for the district of Montana issued a broad order vacating the U.S. Army Corps of Engineers Clean Water Act Section 404 Nationwide Permit 12, which we refer to as "NWP 12," for alleged failure to comply with consultation requirements under the U.S. federal Endangered Species Act. Pipeline companies and other developers of linear infrastructure frequently rely upon NWP 12 for construction and maintenance projects in jurisdictional wetland areas. In May 2020, the U.S. Army Corps of Engineers, which we refer to as "the U.S. Army Corps," appealed the U.S. federal district court’s order to the U.S. Court of Appeals for the Ninth Circuit. In July 2020, the U.S. Supreme Court granted a stay of the district court’s order vacating NWP 12, pending the disposition of the appeal in the Ninth Circuit and any subsequent appeal to the Supreme Court. On January 5, 2021, the U.S. Army Corps announced that it reissued NWP 12. On August 11, 2021, the Ninth Circuit granted partial vacatur of the appeal, concluding that the U.S. Army Corps' reissuance of NWP 12 rendered the underlying claim of the appeal moot. A challenge to the reissuance of NWP 12 is pending in the federal district court in Washington, D.C. after the case was transferred from federal court in Montana. Environmental groups have filed a complaint in the Montana federal court challenging the U.S. Army Corps reissuance of NWP 12. The litigation is ongoing. Moreover, the NWP 12 reissuance is among the agency actions listed for review in accordance with President Biden’s January 20, 2021 Executive Order ("Protecting Public Health and the Environment and Restoring Science to Tackle the Climate Crisis"); and, in 2022 the U.S. Army Corps sought public comment on the potential to revise NWP 12 in response to objections to the use of NWP 12 related, primarily, to environmental justice, public participation, and climate change. Any disruption in our ability to obtain coverage under NWP 12 or other general permits may result in increased costs and project delays if we are forced to seek individual permits from the U.S. Army Corps. Our compliance with changing legal requirements could result in our incurring significant additional expenses and operating restrictions with respect to our operations, which may not be fully recoverable from customers and, thus, could materially adversely affect our business, financial condition and results of operations.
Our customers may similarly incur increased costs or restrictions that may limit or decrease those customers’ operations and have an indirect material adverse effect on our business, financial condition and results of operations. For example, on January 27, 2021 President Biden issued an Executive Order ("Tackling the Climate Crisis at Home and Abroad") that included provisions directing the Secretary of the Interior to pause approval of new oil and natural gas leases on public lands pending completion of a comprehensive review and reconsideration of U.S. federal oil and gas permitting and leasing practices and directing the heads of U.S. federal agencies to take steps to ensure that, to the extent consistent with applicable law, federal funding is not directly subsidizing fossil fuels. In July 2021, however, a Federal Court in Louisiana granted a nationwide preliminary injunction against enforcement of the moratorium. On appeal, the injunction was overturned. However, a short time later, the Federal Court in Louisiana issued a nationwide permanent injunction against enforcement of the moratorium. Litigation related to the moratorium continues in various courts. While lease sales continue to some extent, they have been scaled back and are subject to challenge by environmental groups. Also, on November 26, 2021 the Department of the Interior

issued a report calling for an increase in royalty payments for new oil and gas leases on federal lands and other measures. Royalty rates have been increased for new leases. In November 2022, the Department of the Interior issued a proposed rule that would strictly limit release of methane from oil and gas drilling on public lands. This could lead to increased costs for producers and increased need for pipeline capacity as operators would be required to have a plan to reduce venting and flaring as a predicate to approval of production of federal minerals. Moreover, a number of state and regional legal initiatives, including climate change laws, have emerged in recent years that seek to reduce GHGs emissions and the EPA, based on its findings that emissions of greenhouse gases present a danger to public health and the environment, has adopted regulations under existing provisions of the U.S. federal Clean Air Act that, among other things, restrict emissions of GHGs and require the monitoring and reporting of GHG emissions from specified onshore and offshore production sources and onshore treating sources in the U.S. on an annual basis. In addition, some communities and cities have banned new natural gas hook-ups or are expected to enact similar electrification measures in response to climate change concerns. Other actions that could be pursued by the Biden Administration may include the imposition of more restrictive requirements for the establishment of pipeline infrastructure or the permitting of LNG export facilities. Such regulations or any new U.S. federal laws restricting emissions of GHGs, such as a carbon tax, from customer operations, or that limit the growth of pipelines and LNG exports from the U.S., could delay or curtail their activities and, in turn, adversely affect our business, financial condition and results of operations.
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
While the FERC may exercise jurisdiction over the rates and terms of service for certain of the services provided by our intrastate pipelines providing service in interstate commerce, such assets are not subject to the FERC’s certification and construction authority. Prior to commencing construction of new or expanded existing interstate pipelines and storage facilities, an interstate pipeline must obtain a certificate from the FERC authorizing the construction, either by filing a new certificate application or filing to amend its existing certificate. In reviewing certificate applications or amendments, the FERC applies its Certificate Policy Statement, which the FERC is considering revising, in part to address the consideration of climate change when acting on such applications. A revised Certificate Policy Statement could result in more stringent review of future projects within the FERC’s jurisdiction.

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
We believe that our non-jurisdictional natural gas gathering facilities, including those which we refer to as "lateral pipelines," meet the traditional tests the FERC has used to establish a pipeline’s status as an exempt gathering facility not subject to FERC regulation as a jurisdictional natural gas company under the Natural Gas Act, although the FERC has not made a formal determination with respect to the jurisdictional status of those facilities. FERC regulation nonetheless affects our businesses and the markets for products derived from our gathering businesses. The FERC’s policies and practices across the range of its gas regulatory activities, including, for example, its policies on certification of new interstate natural gas facilities, open access transportation, rate making, terms and conditions of service, capacity release and market center promotion, indirectly affect intrastate markets. We have no assurance that the FERC will continue its current policies as it considers matters such as certification of new interstate natural gas facilities, pipeline rates and rules and policies that may affect rights of access to natural gas transportation capacity. In addition, the distinction between FERC-regulated transmission services and gathering services not regulated by FERC has regularly been the subject of substantial litigation in the industry. Consequently, the classification and regulation of some of our gathering operations could change based on future determinations by the FERC, the courts or the U.S. Congress. If our gathering operations become subject to FERC jurisdiction, the result may adversely affect the rates we are able to charge and the services we currently provide and may include the potential for a termination of certain gathering agreements, which could materially adversely affect our business, financial condition and results of operations.
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

Pipeline Safety and Maintenance Risks
We may incur significant costs and liabilities to maintain our pipeline integrity management program and related testing, pipeline repair, and preventative or remedial measures, as well as other operational and maintenance requirements and assessments.
The U.S. Department of Transportation, through the Pipeline and Hazardous Materials Safety Administration, referred to as "PHMSA," has adopted regulations requiring pipeline operators to develop integrity management programs for transportation pipelines located where a leak or rupture could do the most harm in a high consequence area, referred to as an "HCA." The regulations require operators to: (i) perform ongoing assessments of pipeline integrity; (ii) identify and characterize applicable threats to pipeline segments that could impact an HCA; (iii) improve data collection, integration and analysis; (iv) repair and remediate the pipeline as necessary; and (v) implement preventive and mitigating actions. PHMSA regulations also require assessment and repairs outside of HCAs in what are referred to as moderate consequence areas or “MCAs.”
Additionally, while states are largely preempted by U.S. federal law from regulating pipeline safety for interstate lines, most are certified by PHMSA to assume responsibility for enforcing U.S. federal intrastate pipeline regulations and inspection of intrastate pipelines. In practice, states can adopt stricter standards for intrastate pipelines than those imposed by PHMSA for interstate lines, and states vary considerably in their authority and capacity to address pipeline safety. Accordingly, midstream operators of pipeline and associated storage facilities may be required to make operational changes or modifications at their facilities to meet standards beyond current federal requirements, where such changes or modifications may result in additional capital costs, possible operational delays and increased costs of operation that, in some instances, may be significant.
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
Investor advocacy groups, proxy advisory firms, certain institutional investors and lenders, investment funds and other influential investors and rating agencies are also increasingly focused on climate change, societal expectations on companies to address climate change, investor and societal expectations regarding voluntary ESG disclosures, and consumer demand for alternative forms of energy. Increasing attention to climate change and environmental conservation may result in increased costs, reduced access to insurance at reasonable rates, reduced demand for our products, reduced profits, negative impacts on our stock price, reduced access to capital markets, and additional governmental investigations and private litigation against us or our customers. To the extent that societal pressures or political or other factors are involved, it is possible that a liability could be imposed without regard to our causation of or contribution to the asserted damage, or to other mitigating factors. While we may participate in various voluntary frameworks and certification programs to improve the ESG profile of our operations and products, we cannot guarantee that such participation or certification will have the intended results on our or our products’ ESG profile.
A number of advocacy groups have campaigned for governmental and private action to promote change at public companies related to ESG matters, including increasing attention and demands for action related to climate change, promoting the use of substitutes for fossil fuel products and encouraging the divestment of companies in the fossil fuel industry, and some organizations that provide information to investors on corporate governance and related matters have developed ratings systems for evaluating companies on their approach to ESG matters. Unfavorable ESG ratings may lead to increased negative investor and bank financing sentiment toward us and our industry and to the diversion of investment to other companies or industries, which could adversely affect our stock price and our access to and costs of capital and could adversely impact the demand for our services and, in turn, materially adversely affect our business, financial condition and results of operations.
We published our first Corporate Sustainability Report in the second quarter 2022, which detailed how we seek to manage our operations responsibly and ethically, as well as strategies and goals associated with reducing our environmental impact. The Corporate Sustainability Report included our policies and practices on a variety of social and ethical matters, including, but not limited to, corporate governance, environmental compliance, employee health and safety practices, human capital management and workforce inclusion and diversity. We believe providing more expansive disclosure on these topics in our Corporate Sustainability Report increases our level of transparency to our stakeholders and complements the disclosures regarding our contributions to sustainable development in this Form 10-K. It is possible that stakeholders may not be satisfied with our ESG practices or the speed of their adoption. We could also incur additional costs and require additional resources to monitor, report and comply with various ESG practices. Also, our failure, or perceived failure, to meet the standards set forth in the Corporate Sustainability Report could negatively impact our reputation, employee retention, and the willingness of our customers and suppliers to do business with us. Any of these consequences could materially adversely affect our business, financial condition and results of operations.
A pandemic, epidemic or outbreak of an infectious disease, such as the COVID-19 pandemic, could materially adversely affect our business, financial condition and results of operations and we face numerous risks related to the COVID-19 pandemic.
A global or national public health crisis, such as COVID-19, may cause disruptions to our business and operational plans.
Some factors from the COVID-19 pandemic that could materially adversely affect our business, financial condition and results of operations include: third-party effects, including contractual and counterparty risk; litigation risk and possible loss contingencies related to COVID-19, employee matters and insurance arrangements; supply/demand market and macroeconomic forces; lower commodity prices; unavailable storage capacity and operational effects; decreased utilization and rates for our assets and services; impact on liquidity and access to capital markets; our ability to comply with our covenants and other restrictions in agreements governing our debt; workforce reductions and furloughs; cyber security threats; operational, health or safety-related incidents; global supply chain disruptions; and U.S. federal, state and local actions. As of December 31, 2022, there have not been meaningful impacts or disruptions to our business, financial condition and results of operations as a result of the COVID-19 pandemic. We continue to assess the impact of the COVID-19 pandemic on an ongoing basis.

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
We agreed in the Tax Matters Agreement to covenants and indemnification obligations that address compliance with Section 355(e) of the Code. These covenants and indemnification obligations may limit our ability to pursue strategic transactions or engage in new businesses or other transactions that may otherwise maximize the value of our business and might discourage or delay a strategic transaction that our shareholders may consider favorable. For more information, see Note 1, "Description of the Business and Basis of Presentation" to the Consolidated Financial Statements under Part II, Item 8 of this Form 10-K.
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

Item 1B. Unresolved Staff Comments
None.

Item 3. Legal Proceedings
For information on legal proceedings and matters related to DT Midstream, see Note 12, "Commitments and Contingencies" to the Consolidated Financial Statements under Part II, Item 8 of this Form 10-K.

Item 4. Mine Safety Disclosures
Our sand mining facility in Louisiana is subject to regulation by the Federal Mine Safety and Health Administration under the Federal Mine Safety and Health Act of 1977. Information concerning mine safety violations or other regulatory matters required by section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K is included in Exhibit 95.1 to this Annual Report on Form 10-K.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities
DT Midstream's common stock is listed under the ticker symbol "DTM" on the NYSE, which is the principal market for such stock. At December 31, 2022, there were 96,754,549 shares of DT Midstream common stock issued and outstanding. These shares were held by a total of 41,083 shareholders of record.
We expect to pay regular cash dividends to DT Midstream common stockholders in the future. Any payment of future dividends is subject to approval by the Board of Directors and may depend on our future earnings, cash flows, capital requirements, financial condition, and the effect a dividend payment would have on our compliance with relevant financial covenants. Over the long-term, we expect to grow our dividend consistent with cash flow growth and are targeting a payout ratio consistent with pure-play midstream companies. For information on DT Midstream's dividend restrictions, see Note 10, "Debt" to the Consolidated Financial Statements under Part II, Item 8 of this Form 10-K. There were no sales of unregistered equity securities during the past three years.
Securities Authorized for Issuance Under Equity Compensation Plans
DT Midstream's Long-Term Incentive Plan was approved by shareholders as an equity compensation plan that provides for the annual awarding of stock-based compensation. For additional detail, see Note 13, "Stock-Based Compensation and Defined Contribution Plans" to the Consolidated Financial Statements under Part II, Item 8 of this Form 10-K.
See the following table for information as of December 31, 2022:

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants, and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
DT Midstream, Inc. Long-Term Incentive Plan	901,894	$—	3,768,578
_____________________________________
(a)Includes 492,554 Restricted Stock Units and 409,340 Performance Shares

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

	Base Period	Indexed Returns
Company/Index	July 1, 2021	September 30, 2021	December 31, 2021	March 31, 2022	June 30, 2022	September 30, 2022	December 31, 2022
DT Midstream	100.00	111.51	117.18	134.10	122.74	131.41	141.56
S&P 500 Index	100.00	100.05	111.07	105.96	88.90	84.56	90.94
Alerian Midstream Energy Index	100.00	98.00	97.63	120.99	110.52	109.41	118.56

Comparison of Cumulative Total Return
$160
$140
$120
$100
$80
$60
$40
$20
$0
7/1/2021
9/30/2021
12/31/2021
3/31/2022
6/30/2022
9/30/2022
12/31/2022
DT Midstream
S&P 500 Index
Alerian Midstream Energy Index

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
OVERVIEW
Our Business
We are an owner, operator, and developer of an integrated portfolio of natural gas midstream assets. We provide multiple, integrated natural gas services to customers through our Pipeline segment, which includes interstate pipelines, intrastate pipelines, storage systems, and lateral pipelines, and through our Gathering segment. We also own joint venture interests in equity method investees which own and operate interstate pipelines that connect to our wholly owned assets.
Our core assets strategically connect key demand centers in the Midwestern U.S., Eastern Canada and Northeastern U.S. regions to the premium production areas of the Marcellus/Utica natural gas formation in the Appalachian Basin, and connect key demand centers and LNG export terminals in the Gulf Coast region to premium production areas of the Haynesville natural gas formation.
On July 1, 2021, DT Midstream completed the Separation from DTE Energy and became an independent public company. See Note 1, "Description of the Business and Basis of Presentation" to the Consolidated Financial Statements under Part II, Item 8 of this Form 10-K.
Our Strategy
See discussion of DT Midstream's strategy under Part I, Items 1. and 2. "Business and Properties—Our Strategy" of this Form 10-K.
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
For purposes of the following discussion, any increases or decreases refer to the comparison of the year ended December 31, 2022 to the year ended December 31, 2021, or the year ended December 31, 2021 to the year ended December 31, 2020, as applicable.
The following table summarizes our consolidated financial results:

	Year Ended December 31,
	2022	2021	2020
	(millions, except per share amounts)
Operating revenues	$920	$840	$754
Net Income Attributable to DT Midstream	370	307	312
Diluted Earnings per Common Share	$3.81	$3.16	$3.23

	Year Ended December 31,
	2022	2021	2020
	(millions)
Net Income Attributable to DT Midstream by Segment
Pipeline	$228	$178	$155
Gathering	142	129	157
Total	$370	$307	$312

Pipeline
The Pipeline segment consists of our interstate pipelines, intrastate pipelines, storage systems, lateral pipelines including related treatment plants and compression and surface facilities. This segment also includes our equity method investments. Pipeline results and outlook are discussed below:

	Year Ended December 31,
	2022	2021	2020
	(millions)
Operating revenues	$339	$307	$266
Operation and maintenance	54	59	53
Depreciation and amortization	63	63	52
Taxes other than income	14	13	7
Asset (gains) losses and impairments, net	(6)	—	—
Operating Income	214	172	154
Interest expense	57	51	43
Interest income	(1)	(1)	(4)
Earnings from equity method investees	(150)	(126)	(108)
Loss from financing activities	6	—	—
Other (income) and expense	—	(3)	(2)
Income Tax Expense	62	62	58
Net Income	240	189	167
Less: Net Income Attributable to Noncontrolling Interests	12	11	12
Net Income Attributable to DT Midstream	$228	$178	$155
Operating revenues increased $32 million in the year ended December 31, 2022, primarily due to higher volumes and rates on LEAP of $21 million, a new customer on Stonewall Gas Gathering of $7 million, and higher volumes and rates on Washington 10 Storage Complex of $4 million. Operating revenues increased $41 million in the year ended December 31, 2021, primarily due to higher LEAP revenues of $51 million as a result of a full year of LEAP operations in 2021. LEAP was placed into service in the third quarter 2020. This increase was partially offset by lower storage revenues at the Washington 10 Storage Complex of $8 million due to lower market rates.
Operation and maintenance expense decreased $5 million in the year ended December 31, 2022, primarily due to lower Separation-related transaction costs of $10 million, partially offset by increased maintenance and labor costs at the Washington 10 Storage Complex of $3 million. Operation and maintenance expense increased $6 million in the year ended December 31, 2021, primarily due to higher Separation-related transaction costs, higher public company costs, and higher LEAP operating costs after it was placed into service in the third quarter 2020, partially offset by cost savings initiatives.
Depreciation and amortization expense increased $11 million in the year ended December 31, 2021, primarily due to higher depreciation related to LEAP of $12 million after it was placed into service in the third quarter 2020, partially offset by lower depreciation of storage assets.
Taxes other than income expense increased $6 million in the year ended December 31, 2021, primarily due to LEAP property and ad valorem taxes after it was placed into service in the third quarter 2020.
Asset (gains) losses and impairments, net decreased $6 million in the year ended December 31, 2022 due to a one-time gain realized from a legal settlement with a supplier that occurred during the three months ended June 30, 2022.
Interest expense increased $6 million in the year ended December 31, 2022, primarily due to higher outstanding borrowings and higher interest rates on our external debt as compared to interest rates on borrowings from DTE Energy prior to the Separation. Interest expense increased $8 million in the year ended December 31, 2021 primarily due to higher capitalized interest during 2020 related to LEAP construction, partially offset by lower interest on borrowings from DTE Energy in 2021.

Earnings from equity method investees increased $24 million in the year ended December 31, 2022, primarily due to the Millennium acquisition of $9 million, higher revenues from increased contract rates and additional customers at NEXUS of $15 million and higher westbound contracted volumes at Vector Pipeline of $4 million, partially offset by a goodwill impairment at Generation Pipeline of $7 million. On October 7, 2022, DT Midstream closed on the $552 million purchase of an additional 26.25% ownership interest in Millennium Pipeline from National Grid. See Note 1, "Description of the Business and Basis of Presentation" to the Consolidated Financial Statements under Part II, Item 8 of this Form 10-K. Earnings from equity method investees increased $18 million in the year ended December 31, 2021, primarily due to higher operating earnings of $12 million from NEXUS, $3 million from the Vector Pipeline and $2 million from the Millennium Pipeline.
Loss from financing activities increased $6 million in the year ended December 31, 2022, due to the partial repayment of our Term Loan Facility that occurred during the three months ended June 30, 2022. See Note 10, "Debt" to the Consolidated Financial Statements under Part II, Item 8 of this Form 10-K for further details.
Income tax expense was unchanged in the year ended December 31, 2022, due to increased Income before income taxes, fully offset by a decrease in Pennsylvania income tax rates which resulted in a $15 million benefit from remeasuring our deferred tax balances. See Note 7, "Income Taxes" to the Consolidated Financial Statements under Part II, Item 8 of this Form 10-K for further details. Income tax expense increased $4 million in the year ended December 31, 2021, primarily due to an increase in Income before income taxes.
Pipeline Outlook
We believe our long-term agreements with customers and the location and connectivity of our pipeline assets position the business for future growth. We will continue to pursue economically attractive expansion opportunities that leverage our current asset footprint and strategic relationships. These growth opportunities include further expansion at the Haynesville System (LEAP) and Stonewall Gas Gathering, new contracts with higher rates on the Washington 10 Storage Complex, and additional growth related to our equity method investments.
Gathering
The Gathering segment includes gathering systems, related treatment plants and compression and surface facilities. Gathering results and outlook are discussed below:

	Year Ended December 31,
	2022	2021	2020
	(millions)
Operating revenues	$581	$534	$489
Operation and maintenance	213	173	123
Depreciation and amortization	107	103	100
Taxes other than income	14	11	8
Asset (gains) losses and impairments, net	(17)	17	(2)
Operating Income	264	230	260
Interest expense	80	61	70
Interest income	(2)	(3)	(5)
Loss from financing activities	7	—	—
Other (income) and expense	(1)	1	(20)
Income Tax Expense	38	42	58
Net Income Attributable to DT Midstream	$142	$129	$157
Operating revenues increased $47 million in the year ended December 31, 2022, primarily due to higher Blue Union revenues of $42 million and higher volumes on the Appalachia Gathering System of $5 million. Higher Blue Union revenues were driven by recovery of production-related operating expenses of $25 million and increased gathering volumes primarily from new contracts of $17 million. Operating revenues increased $45 million in the year ended December 31, 2021, primarily due to higher gathering revenues on Blue Union of $33 million and the Appalachia Gathering System of $17 million, partially offset by lower volumes on Susquehanna Gathering System of $4 million.

Operation and maintenance expense increased $40 million in the year ended December 31, 2022, primarily due to higher Blue Union and Susquehanna Gathering System expenses of $46 million and $2 million, respectively, partially offset by lower Appalachia Gathering System expenses of $7 million. Higher Blue Union expenses were driven by planned maintenance and increased production-related operating expenses recovered from customers. Higher public company costs were mostly offset by lower Separation-related transaction costs of $10 million. Operation and maintenance expense increased $50 million in the year ended December 31, 2021, primarily due to an increase of $30 million related to increased Blue Union operations, higher activity on the Appalachia Gathering System, higher Separation-related transaction costs, and higher public company costs.
Depreciation and amortization expense increased $4 million in the year ended December 31, 2022, primarily due to additional depreciation and amortization expense related to new Blue Union and Susquehanna Gathering System assets placed into service.
Asset gains of $17 million in the year ended December 31, 2022 increased as compared to Asset losses and impairments, net of $17 million in the year ended December 31, 2021. The increase was due to a one-time gain on sale of certain assets in the Utica shale region of $17 million that occurred during 2022 as compared to the 2021 loss on notes receivable for an investment in certain assets in the Utica shale region of $19 million, partially offset by a $2 million gain on sale of Michigan gathering assets. See Note 2, "Significant Accounting Policies" to the Consolidated Financial Statements under Part II, Item 8 of this Form 10-K for further details. Asset losses and impairments, net of $17 million in the year ended December 31, 2021 increased as compared to Asset gains of $2 million in the year ended December 31, 2020, primarily due to the 2021 loss on notes receivable for an investment in certain assets in the Utica shale region.
Interest expense increased $19 million in the year ended December 31, 2022, primarily due to higher outstanding borrowings and higher interest rates on our external debt as compared to interest rates on borrowings from DTE Energy prior to the Separation. Interest expense decreased $9 million in the year ended December 31, 2021 primarily due to a lower interest rate on outstanding borrowings from DTE Energy.
Loss from financing activities increased $7 million in the year ended December 31, 2022 due to the partial repayment of our Term Loan Facility that occurred during the three months ended June 30, 2022. See Note 10, "Debt" to the Consolidated Financial Statements under Part II, Item 8 of this Form 10-K for further details.
Other expense of $1 million in the year ended December 31, 2021 increased as compared to other income of $20 million in the year ended December 31, 2020, primarily due to a post Blue Union acquisition income settlement of $20 million in 2020.
Income tax expense decreased $4 million in the year ended December 31, 2022, primarily due to a decrease in Pennsylvania income tax rates, which resulted in a $10 million benefit from remeasuring our deferred tax balances. The decrease was partially offset by an increase in Income before income taxes. See Note 7, "Income Taxes" to the Consolidated Financial Statements under Part II, Item 8 of this Form 10-K for further details. Income tax expense decreased $16 million in the year ended December 31, 2021, primarily due to a decrease in Income before income taxes.
Gathering Outlook
We believe our long-term agreements with producers and the quality of the natural gas reserves in the Marcellus/Utica and Haynesville formations position the business for future growth. We will continue to pursue economically attractive expansion opportunities that leverage our current asset footprint and strategic relationships. These growth opportunities include further expansion at the Haynesville System (Blue Union) and the Appalachia Gathering System.

CAPITAL INVESTMENTS
Capital spending within our company is primarily for ongoing maintenance and expansion of our existing assets, and if identified, attractive growth opportunities. We have been disciplined in our capital deployment and make growth investments that meet our criteria in terms of strategy, management skills, and identified risks and expected returns. All potential investments are analyzed for their rates of return and cash payback on a risk-adjusted basis. On October 7, 2022, DT Midstream closed on the $552 million purchase of an additional 26.25% ownership interest in Millennium Pipeline from National Grid. See Note 1, "Description of the Business and Basis of Presentation" to the Consolidated Financial Statements under Part II, Item 8 of this Form 10-K. Our total capital expenditures, inclusive of $5 million in contributions to equity method investees and the Millennium Pipeline acquisition discussed above, were $895 million for the year ended December 31, 2022. We anticipate total capital expenditures, inclusive of contributions to equity method investees, in 2023 of approximately $605 million to $690 million.
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
For further discussion of environmental matters, see Part I, Items 1. and 2. "Business and Properties — Regulatory Environment — Environmental and Occupational Health and Safety Regulations" and Note 12, "Commitments and Contingencies" to the Consolidated Financial Statements under Part II, Item 8 of this Form 10-K.
CLIMATE CHANGE
We believe we have a responsibility to address climate change and have made consistent, effective environmental policies a priority. Our Board of Directors includes a committee focused on environmental, social and governance initiatives. Our strategy will focus on targeted growth from carbon-reducing technologies associated with our current platforms. We have announced our intent to employ carbon-reducing technologies as part of our goal of being leading environmental stewards in the midstream industry and we are executing on a plan to achieve net zero carbon emissions by 2050. We expect to achieve a 30% reduction by 2030.
During 2023, we expect to continue our exploration of early-stage development opportunities for energy transition advancements leveraging our existing assets, competencies and partnerships. These opportunities include the following:
•Our efforts to advance carbon capture projects across our geographic regions;
•Our "wellhead to water" expansion proposal of the Haynesville System which offers a carbon neutral pathway for supply to reach LNG markets;
•Our strategic joint development agreement with Mitsubishi Power Americas, Inc. to advance hydrogen development projects across the United States; and
•Our partnership with Project Canary to monitor methane emissions.
Capital expenditure investments for these projects have been contemplated in our forecasted capital expenditures discussed in the Capital Investments section above.
DT Midstream published its inaugural Corporate Sustainability Report in the second quarter 2022. The information in our Corporate Sustainability Report is not incorporated by reference into this Form 10-K.
For discussion of various risks including transitional risks associated with climate change related laws and regulations, reputational risks of climate change, and the physical risks of climate change, see Part I, Item 1A. "Risk Factors—Regulatory Risks—Risks related to climate change could be material and adverse to our business, financial condition, results of operations, cash flow, access to and cost of capital or insurance, reputation, and business strategies." of this Form 10-K. For discussion of recent climate change related laws and regulations, see Part I, Items 1. and 2. "Business and Properties — Regulatory Environment—Environmental and Occupational Health and Safety Regulations—Climate Change" of this Form 10-K.

CAPITAL RESOURCES AND LIQUIDITY
Cash Requirements
Our principal liquidity requirements are to finance our operations, fund capital expenditures, satisfy our indebtedness obligations, and pay approved dividends. We believe we will have sufficient internal and external capital resources to fund anticipated capital and operating requirements.

	Year Ended December 31,
	2022	2021	2020
	(millions)
Cash and Cash Equivalents at Beginning of Period	$132	$42	$46
Net cash and cash equivalents from operating activities	725	572	597
Net cash and cash equivalents from (used for) investing activities	(854)	123	(714)
Net cash and cash equivalents from (used for) financing activities	58	(605)	113
Net Increase (Decrease) in Cash and Cash Equivalents	(71)	90	(4)
Cash and Cash Equivalents at End of Period	$61	$132	$42
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
Net cash and cash equivalents from operating activities increased $153 million in the year ended December 31, 2022, primarily due to net changes in working capital, an increase in operating income after adjustment for non-cash items including depreciation and amortization expense, amortization of operating lease right-of-use assets, and assets (gains) losses and impairments, and an increase in dividends received from equity method investees. These increases were partially offset by an increase in interest expense and an increase in cash paid for income taxes.
Net cash and cash equivalents from operating activities decreased $25 million in the year ended December 31, 2021, primarily due to net changes in working capital, and a decrease in other income driven by proceeds received from a nonrecurring settlement in 2020. These decreases were partially offset by an increase in operating income after adjustment for non-cash items, including depreciation and amortization expense, amortization of operating lease right-of-use assets, and asset (gains) losses and impairments.
Investing Activities
Cash outflows associated with our investing activities are primarily the result of plant and equipment expenditures, acquisitions, and contributions to equity method investees. Cash inflows from our investing activities are generated from proceeds from sale or collection of notes receivable, distributions received from equity method investees, and proceeds from asset sales.
Net cash and cash equivalents used for investing activities of $854 million in the year ended December 31, 2022 increased as compared to net cash and cash equivalents from investing activities of $123 million in the year ended December 31, 2021. The increase was primarily due to the acquisition of an additional 26.25% ownership interest in the Millennium Pipeline from National Grid in 2022, cash collection of the Notes receivable from DTE Energy in 2021, and an increase in cash used for plant and equipment expenditures in 2022, partially offset by proceeds from the sale of notes receivable in 2022.
Net cash and cash equivalents from investing activities of $123 million in the year ended December 31, 2021 increased as compared to net cash and cash equivalents used for investing activities of $714 million in the year ended December 31, 2020. The increase was primarily due to the Separation-related cash collection of the Notes receivable from DTE Energy, a decrease in cash used for plant and equipment expenditures, and a reduction in contributions to equity method investees in 2021.

Financing Activities
Prior to the Separation, we relied on short-term borrowings and contributions from DTE Energy. In June 2021, we issued the 2029 Notes and 2031 Notes in aggregate principal amount of $2.1 billion and entered into a $1.0 billion Term Loan Facility. Proceeds were used for the repayment of the short-term borrowings due to DTE Energy, as well as a one-time special dividend provided to DTE Energy.
In April 2022, we issued the 2032 Notes in aggregate principal amount of $600 million. We used the net proceeds from the sale of the 2032 Notes of $593 million to partially repay indebtedness under our Term Loan Facility. See Note 10, "Debt" to the Consolidated Financial Statements under Part II, Item 8 of this Form 10-K.
During the years ended December 31, 2022 and 2021, DT Midstream paid cash dividends on common stock of $244 million and $58 million, respectively. See Note 8, "Earnings Per Share and Dividends" to the Consolidated Financial Statements under Part II, Item 8 of this Form 10-K.
Net cash and cash equivalents from financing activities of $58 million in the year ended December 31, 2022 increased as compared to net cash and cash equivalents used for financing activities of $605 million in the year ended December 31, 2021. The increase was primarily due to the 2021 Separation-related repayment of short-term borrowings and special dividend to DTE Energy, partially offset by contributions from DTE Energy that did not recur in 2022. Additionally, the increase was driven by higher borrowings under the revolving credit facility in 2022. The increase was partially offset by lower proceeds from the issuance of long-term debt, higher repayment of long-term debt, and higher dividends paid on common stock in 2022.
Net cash and cash equivalents used for financing activities of $605 million in the year ended December 31, 2021 increased as compared to net cash and cash equivalents from financing activities of $113 million in the year ended December 31, 2021. The increase was primarily due to the 2021 Separation-related repayment of short-term borrowings and special dividend to DTE Energy, a decrease in contributions from DTE Energy, and dividends paid on common stock in 2021. These increases were partially offset by net proceeds received from the issuance of long-term debt in June 2021 and decreased acquisition-related deferred payments.
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
Our sources of liquidity include cash generated from operating activities and available borrowings under our Revolving Credit Facility. In June 2021, we issued the 2029 Notes and 2031 Notes in aggregate principal amount of $2.1 billion and entered into a $1.0 billion Term Loan Facility. We also entered into a $750 million secured Revolving Credit Facility for general corporate purposes and letter of credit issuances to support our future operations and liquidity. In April 2022, we issued the 2032 Notes in an aggregate principal amount of $600 million and used the net proceeds of $593 million to partially repay indebtedness under our Term Loan Facility.
In October 2022, DT Midstream closed on the $552 million purchase of an additional 26.25% ownership interest in Millennium Pipeline from National Grid. Additionally, we amended the Credit Agreement to increase the Revolving Credit Facility commitments by $250 million to aggregate commitments of $1.0 billion and extended the maturity to October 19, 2027. See Note 1, "Description of the Business and Basis of Presentation" to the Consolidated Financial Statements under Part II, Item 8 of this Form 10-K for additional discussion on the Millennium Pipeline acquisition. The Credit Agreement covering the Term Loan Facility and Revolving Credit Facility includes financial covenants that DT Midstream must maintain. See Note 10, "Debt" to the Consolidated Financial Statements under Part II, Item 8 of this Form 10-K for additional discussion on the amendment of the Credit Agreement and required financial covenants.

As of December 31, 2022, we had $39 million of letters of credit outstanding and $330 million of borrowings outstanding under our Revolving Credit Facility. We had approximately $692 million of available liquidity as of December 31, 2022, consisting of amounts available under our Revolving Credit Facility and cash and cash equivalents.
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
See Note 1, "Description of the Business and Basis of Presentation", Note 10, "Debt" and Note 12, "Commitments and Contingencies" to the Consolidated Financial Statements under Part II, Item 8 of this Form 10-K.
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
Contractual Obligations

The following table details our contractual obligations due by year as of December 31, 2022:

	2023	2024	2025	2026	2027 and Thereafter
	(millions)
Short-term borrowings (a)	$330	$—	$—	$—	$—
Long-Term Debt:
Senior Notes (b)	—	—	—	—	2,100
Senior Secured Notes (c)	—	—	—	—	600
Term Loan Facility (d)	—	—	—	—	399
Letters of Credit	—	—	—	—	39
Interest Expense (e)	127	125	125	125	467
Operating Leases	16	9	3	1	8
Other Purchase Commitments	11	13	12	11	56
Total Obligations	$484	$147	$140	$137	$3,669
_____________________________
(a) Short-term borrowings under our Revolving Credit Facility can be extended up to the October 2027 expiration date.
(b) Excludes $26 million of unamortized debt issuance costs.
(c) Excludes $1 million of unamortized debt discount and $6 million of unamortized debt issuance costs.
(d) Excludes $2 million of unamortized debt discount and $5 million of unamortized debt issuance costs.
(e) Interest Expense calculation related to the Term Loan Facility assumes the variable rate of LIBOR is 0.50% plus the margin rate of 2.00%.

OFF-BALANCE SHEET ARRANGEMENTS
We are party to off-balance sheet arrangements, which include our equity method investments. See Note 1, "Description of the Business and Basis of Presentation—Principles of Consolidation" to the Consolidated Financial Statements under Part II, Item 8 of this Form 10-K for further discussion of the nature, purpose and other details of such agreements.
Other off-balance sheet arrangements include the Vector Pipeline Line of Credit, which is discussed further in Note 12, "Commitments and Contingencies" to the Consolidated Financial Statements under Part II, Item 8 of this Form 10-K.
INDEMNIFICATION OBLIGATIONS
We could have an indemnification obligation to DTE Energy pursuant to the Tax Matters Agreement and the Separation and Distribution Agreement. See Part I, Item 1A. "Risk Factors—Risks Relating to the Separation—We could have an indemnification obligation to DTE Energy in accordance with the terms of the Tax Matters Agreement if the Distribution were determined not to qualify for non-recognition treatment for U.S. federal tax purposes, which could materially adversely affect our business, financial condition and results of operations" of this Form 10-K for additional information.
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
The October 1, 2022 fair values for the reporting units were calculated using an income approach. In prior years, the fair values for the reporting units were calculated using an equal weighted combination of the income approach and the market approach. We determined that the income approach was appropriate as we believe it is most representative of the value that would be received from a market participant as it allows the projected future results and cash flows to be generated by each reporting unit and the estimated fair value, to better align with DT Midstream's business model as it reflects the specific strengths of DT Midstream's reporting units. For example, many of our peers have commodity risk exposure resulting from the structure of their revenue contracts, while the majority of our revenue is generated under firm service revenue contracts. The income approach utilizes significant assumptions that require judgment by management. One such significant assumption is a terminal value that utilizes an assumed long-term growth rate, which incorporates management’s judgment regarding sustainable long-term growth of the reporting units. Another significant assumption includes the weighted average cost of capital (WACC) which is used to discount estimates of projected future results and cash flows to be generated by each reporting unit. The WACC is based on our cost of debt, which includes U.S. industrial bond spreads, and cost of equity, which consists of U.S. Treasury Rates plus an equity risk premium. If current expectations of future long-term growth are not met or market factors outside of our control change, such as U.S. Treasury Rates, this may lead to a goodwill impairment in the future.
Our goodwill impairment analysis included a comparison of the estimated fair value of the Company as a whole to our market capitalization. Management also compared the implied market multiple under the income approach to midstream industry transaction multiples and considered other market indicators to support the appropriateness of the fair value estimates.
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
We performed our annual impairment test as of October 1, 2022 and determined that the estimated fair value of each reporting unit exceeded its carrying value, and no impairment existed.
The results of the test are as follows as of the October 1, 2022 valuation date:

Reporting Unit	Goodwill	Weighted Average Costs of Capital	Fair Value Reduction % (a)	Valuation Methodology (b)
	(millions)
Pipeline	$53	9.0%	52%	DCF
Gathering	420	9.2%	8%	DCF
	$473
__________________________________
(a) Percentage by which the estimated fair value of the reporting unit would need to decline to equal its carrying value including goodwill. The fair value reduction percentage narrowed as compared to the October 1, 2021 annual impairment test, principally due to the increased WACC. The WACC primarily increased due to the increased risk-free interest rate and increased industrial bond spreads during 2022.
(b) Discounted cash flows (DCF) incorporated 2022-2026 projected cash flows plus a calculated terminal value. DT Midstream calculated the terminal year cash flows using an estimated long-term growth rate of 2.0%, discounted at the WACC for each of the reporting units.
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
As part of our ongoing reviews of business operations and associated long-lived assets, we did not identify any indicators of impairment that existed during 2022.
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
As part of our ongoing reviews of equity method investment operations, we did not identify any indicators of impairment that existed during 2022.
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
We depend on a key customer, Southwestern Energy, in the Haynesville formation in the Gulf Coast and in the Utica and Marcellus formations in the Northeastern U.S. for a significant portion of our revenues. The loss of, or reduction in volumes from, this key customer could result in a decline in demand for our services and materially adversely affect our business, financial condition and results of operations.
We engage with customers that are sub-investment grade, including our key customer, Southwestern Energy. These customers are otherwise considered creditworthy or are required to make prepayments or provide security to satisfy credit concerns. We regularly monitor for bankruptcy proceedings that may impact our customers and had no bankruptcy proceedings during the year ended December 31, 2022.
Interest Rate Risk
We are subject to interest rate risk in connection with the issuance of debt. Our exposure to interest rate risk arises primarily from changes in LIBOR and SOFR. As of December 31, 2022, we had floating rate debt of $729 million and a floating rate debt-to-total debt ratio of 21% related to the variable rate Term Loan Facility entered into June 2021. See Note 10, "Debt" to the Consolidated Financial Statements under Part II, Item 8 of this Form 10-K.
We are subject to interest rate risk in connection with our goodwill impairment assessment. See the section entitled "—Critical Accounting Estimates" for more information.
Summary of Sensitivity Analysis
A sensitivity analysis was performed on the fair values of our long-term debt obligations. The sensitivity analysis involved increasing and decreasing rates at December 31, 2022 by a hypothetical 10% and calculating the resulting change in the fair values. The hypothetical losses related to long-term debt would be realized only if we transferred all of our fixed-rate long-term debt to other creditors. The results of the sensitivity analysis are as follows:

	Assuming a 10% Increase in Rates	Assuming a 10% Decrease in Rates	Change in the Fair Value of
Activity	As of December 31, 2022
	(millions)
Interest rate risk	$(96)	$102	Long-term debt

Item 8. Financial Statements
The following Consolidated Financial Statements are included herein:

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of DT Midstream, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated statements of financial position of DT Midstream, Inc. and its subsidiaries (the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of operations, of comprehensive income, of changes in stockholders' equity/member's equity and of cash flows for each of the three years in the period ended December 31, 2022, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
Basis for Opinions
The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s report on internal control over financial reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.
Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
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
Accounting for Equity Method Investment in NEXUS Gas Transmission, LLC and Millennium Pipeline Company, LLC
As described in Note 1 to the consolidated financial statements, the Company has investments in non-consolidated affiliates that are accounted for using the equity method. Under the equity method, investments are recorded at historical cost as an asset and adjusted for capital contributions, dividends received, and the Company’s share of the investee’s earnings or losses, which is recorded as earnings from equity method investees. The Company’s equity method investments are periodically evaluated for certain factors that may be indicative of other-than-temporary impairment. As of December 31, 2022, the Company’s equity method investment balance in NEXUS Gas Transmission, LLC (“NEXUS”) and Millennium Pipeline Company, LLC (“Millennium”) was $1,313 million and $752 million, respectively. For the year ended December 31, 2022, earnings from equity method investees were $150 million, of which earnings from NEXUS and Millennium were a significant portion.
The principal considerations for our determination that performing procedures relating to the accounting for the equity method investment in NEXUS and Millennium is a critical audit matter are a high degree of audit subjectivity and effort in performing procedures and evaluating the audit evidence obtained related to the recognition of the NEXUS and Millennium investment balances and earnings.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to equity method investments. These procedures also included, among others, (i) testing the completeness and accuracy of the NEXUS and Millennium investment balances and earnings by reconciling to investee financial information and testing investment activity, including contributions and distributions; (ii) performing inquiries with management and investee auditors and inspecting information to understand and evaluate management’s consideration of NEXUS and Millennium accounting matters, including management’s assertion that there were no indicators of other-than-temporary impairment; and (iii) performing procedures to evaluate subsequent events impacting NEXUS and Millennium.

/s/ PricewaterhouseCoopers LLP
Detroit, Michigan
February 16, 2023
We have served as the Company’s auditor since 2020.

DT Midstream, Inc.
Consolidated Statements of Operations

	Year Ended December 31,
	2022	2021	2020
	(millions, except per share amounts)
Revenues
Operating revenues	$920	$840	$754
Operating Expenses
Operation and maintenance	267	231	175
Depreciation and amortization	170	166	152
Taxes other than income	28	24	15
Asset (gains) losses and impairments, net	(23)	17	(2)
Operating Income	478	402	414
Other (Income) and Deductions
Interest expense	137	112	113
Interest income	(3)	(4)	(9)
Earnings from equity method investees	(150)	(126)	(108)
Loss from financing activities	13	—	—
Other (income) and expense	(1)	(2)	(22)
Income Before Income Taxes	482	422	440
Income Tax Expense	100	104	116
Net Income	382	318	324
Less: Net Income Attributable to Noncontrolling Interests	12	11	12
Net Income Attributable to DT Midstream	$370	$307	$312

Basic Earnings per Common Share
Net Income Attributable to DT Midstream	$3.83	$3.17	$3.23

Diluted Earnings per Common Share
Net Income Attributable to DT Midstream	$3.81	$3.16	$3.23

Weighted Average Common Shares Outstanding
Basic	96.7	96.7	96.7
Diluted	97.2	96.9	96.7

See Notes to Consolidated Financial Statements

DT Midstream, Inc.
Consolidated Statements of Comprehensive Income

	Year Ended December 31,
	2022	2021	2020
	(millions)
Net Income	$382	$318	$324
Foreign currency translation and unrealized gain on derivatives, net of tax	—	1	2
Other comprehensive income	—	1	2
Comprehensive income	382	319	326
Less: Comprehensive income attributable to noncontrolling interests	12	11	12
Comprehensive Income Attributable to DT Midstream	$370	$308	$314

See Notes to Consolidated Financial Statements

DT Midstream, Inc.
Consolidated Statements of Financial Position

	December 31,
	2022	2021
	(millions)
ASSETS
Current Assets
Cash and cash equivalents	$61	$132
Accounts receivable (net of $— allowance for expected credit loss for each period end)	161	169
Notes receivable
Third party	—	5
Related party	—	4
Deferred property taxes	22	25
Other	18	25
	262	360
Investments
Investments in equity method investees	2,200	1,691

Property
Property, plant, and equipment	4,534	4,109
Accumulated depreciation	(728)	(619)
	3,806	3,490
Other Assets
Goodwill	473	473
Long-term notes receivable
Third party	—	2
Related party	4	—
Operating lease right-of-use assets	31	36
Intangible assets, net	2,025	2,082
Other	32	32
	2,565	2,625
Total Assets	$8,833	$8,166

See Notes to Consolidated Financial Statements

DT Midstream, Inc.
Consolidated Statements of Financial Position

	December 31,
	2022	2021
	(millions, except shares)
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$119	$22
Current portion of long-term debt	—	10
Short-term borrowings	330	—
Operating lease liabilities	16	16
Dividends payable	62	58
Interest payable	10	4
Property taxes payable	29	24
Accrued compensation	20	17
Other	28	26
	614	177

Long-Term Debt (net of current portion)	3,059	3,036

Other Liabilities
Deferred income taxes	923	856
Operating lease liabilities	19	21
Other	64	55
	1,006	932
Total Liabilities	4,679	4,145

Commitments and Contingencies (Note 12)

Stockholders' Equity/Member's Equity
Preferred stock ($0.01 par value, 50,000,000 shares authorized, and no shares issued or outstanding at December 31, 2022 and 2021)	—	—
Common stock ($0.01 par value, 550,000,000 shares authorized, and 96,754,549 and 96,734,010 shares issued and outstanding at December 31, 2022 and 2021, respectively)	1	1
Additional paid in capital	3,469	3,450
Retained earnings	547	431
Accumulated other comprehensive income (loss)	(10)	(10)
Total DT Midstream Equity	4,007	3,872
Noncontrolling interests	147	149
Total Equity	4,154	4,021
Total Liabilities and Equity	$8,833	$8,166

See Notes to Consolidated Financial Statements

DT Midstream, Inc.
Consolidated Statements of Cash Flows

	Year Ended December 31,
	2022	2021	2020
	(millions)
Operating Activities
Net Income	$382	$318	$324
Adjustments to reconcile Net Income to Net cash and cash equivalents from operating activities:
Depreciation and amortization	170	166	152
Stock-based compensation	17	12	6
Amortization of operating lease right-of-use assets	19	18	17
Deferred income taxes	70	104	111
Earnings from equity method investees	(150)	(126)	(108)
Dividends from equity method investees	181	129	134
Asset (gains) losses and impairments, net	(17)	17	(2)
Loss from financing activities	13	—	—
Changes in assets and liabilities:
Accounts receivable, net	8	(43)	(16)
Accounts payable — third party	7	4	(2)
Accounts payable — related party	—	(10)	1
Other current and noncurrent assets and liabilities	25	(17)	(20)
Net cash and cash equivalents from operating activities	725	572	597
Investing Activities
Plant and equipment expenditures	(338)	(140)	(518)
Proceeds from sale of notes receivable	22	—	—
Distributions from equity method investees	17	9	5
Contributions to equity method investees	(5)	(11)	(35)
Acquisition of additional interest in equity method investee	(552)	—	—
Notes receivable repaid by (due from) DTE Energy	—	263	(146)
Notes receivable — third party and related party	2	—	(20)
Other investing activities	—	2	—
Net cash and cash equivalents from (used for) investing activities	(854)	123	(714)
Financing Activities
Issuance of long-term debt, net of discount and issuance costs	591	3,047	—
Repayment of long-term debt	(596)	(5)	—
Short-term borrowings (repayment of borrowings) from DTE Energy	—	(3,175)	253
Borrowings under the Revolving Credit Facility	370	25	—
Repayment of borrowings under the Revolving Credit Facility	(40)	(25)	—
Payment of Revolving Credit Facility issuance costs	(3)	(7)	—
Acquisition-related deferred payment	—	—	(380)
Repurchase of common stock	(3)	—	—
Distributions to noncontrolling interests	(14)	(16)	(12)
Dividends paid on common stock	(244)	(58)	—
Dividend to DTE Energy	—	(501)	—
Contributions from DTE Energy	—	110	252
Other financing activities	(3)	—	—
Net cash and cash equivalents from (used for) financing activities	58	(605)	113
Net Increase (Decrease) in Cash and Cash Equivalents	(71)	90	(4)
Cash and Cash Equivalents at Beginning of Period	132	42	46
Cash and Cash Equivalents at End of Period	$61	$132	$42

Supplemental disclosure of cash information
Cash paid for:
Interest, net of interest capitalized	125	103	113
Income taxes	24	3	3
Supplemental disclosure of non-cash investing and financing activities
Plant and equipment expenditures in accounts payable and other accruals	$99	$10	$21

See Notes to Consolidated Financial Statements

DT Midstream, Inc.
Consolidated Statements of Changes in Stockholders' Equity/Member's Equity

			Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests
	Common Stock
	Shares	Amount					Total
	(dollars in millions, shares in thousands)
Balance, December 31, 2019	—	$—	$3,081	$501	$(13)	$155	$3,724
Net Income	—	—	—	312	—	12	324
Distributions to noncontrolling interests	—	—	—	—	—	(12)	(12)
Taxes and other adjustments	—	—	252	(62)	—	—	190
Other comprehensive income, net of tax	—	—	—	—	2	—	2
Balance, December 31, 2020	—	$—	$3,333	$751	$(11)	$155	$4,228
Net Income	—	—	—	307	—	11	318
Reorganization to C Corporation(a)	1	—	—	—	—	—	—
Issuance of common shares to DTE Energy(b)	96,731	1	—	—	—	—	1
Dividend to DTE Energy	—	—	—	(501)	—	—	(501)
Dividends declared on common stock ($1.20 per common share)	—	—	—	(116)	—	—	(116)
Distributions to noncontrolling interests	—	—	—	—	—	(16)	(16)
Stock-based compensation	2	—	8	—	—	—	8
Taxes and other adjustments	—	—	109	(10)	—	(1)	98
Other comprehensive income, net of tax	—	—	—	—	1	—	1
Balance, December 31, 2021	96,734	$1	$3,450	$431	$(10)	$149	$4,021
Net Income	—	—	—	370	—	12	382
Dividends declared on common stock ($2.56 per common share)	—	—	—	(248)	—	—	(248)
Distributions to noncontrolling interests	—	—	—	—	—	(14)	(14)
Stock-based compensation	78	—	17	(2)	—	—	15
Repurchase of common stock	(57)	—	—	(3)	—	—	(3)
Taxes and other adjustments	—	—	2	(1)	—	—	1
Balance, December 31, 2022	96,755	$1	$3,469	$547	$(10)	$147	$4,154
_____________________________________
(a)Issuance of common shares at $0.01 par value upon conversion to C Corporation from a single member LLC.
(b)Issuance of common shares to DTE Energy in anticipation of the Separation.

See Notes to Consolidated Financial Statements

DT Midstream, Inc.
Notes to Consolidated Financial Statements

NOTE 1 — DESCRIPTION OF THE BUSINESS AND BASIS OF PRESENTATION
Description of the Business
DT Midstream is an owner, operator, and developer of an integrated portfolio of natural gas midstream assets. The Company provides multiple, integrated natural gas services to customers through two segments: (i) Pipeline, which includes interstate pipelines, intrastate pipelines, storage systems, lateral pipelines including related treatment plants and compression and surface facilities, and (ii) Gathering, which includes gathering systems, related treatment plants, and compression and surface facilities. DT Midstream's Pipeline segment also includes joint venture interests in equity method investees which own and operate interstate pipelines that connect to DT Midstream’s wholly owned assets.
DT Midstream’s core assets strategically connect key demand centers in the Midwestern U.S., Eastern Canada and Northeastern U.S. regions to the premium production areas of the Marcellus/Utica natural gas formation in the Appalachian Basin, and connect key demand centers and LNG export terminals in the Gulf Coast region to premium production areas of the Haynesville natural gas formation.
In connection with the Separation from DTE Energy, on January 13, 2021, DTE Gas Enterprises, LLC, and its consolidated subsidiaries converted into a Delaware corporation pursuant to a statutory conversion and changed its name to DT Midstream, Inc. ("DT Midstream"). At the conversion, DT Midstream issued 1,000 shares of common stock at $0.01 par value to its parent, a subsidiary of DTE Energy. As DT Midstream was a single member LLC as of December 31, 2020, and a corporation with stockholders' equity as of December 31, 2022 and 2021, Consolidated Statements of Changes in Stockholders' Equity/Member's Equity are presented as of December 31, 2022, 2021, and 2020. In June 2021, the DT Midstream Board of Directors authorized the issuance of an additional 96,731,466 common shares in anticipation of the Separation, for a total of 96,732,466 common shares issued and outstanding. DT Midstream is authorized to issue 50,000,000 shares of preferred stock at $0.01 par value. No preferred stock was issued or outstanding as of December 31, 2022 and 2021.
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

DT Midstream, Inc.
Notes to Consolidated Financial Statements

Cost Allocations
Prior to the Separation, DT Midstream received monthly allocations of general corporate expenses from DTE Energy which were classified within the appropriate Consolidated Statements of Operations line item. Operation and maintenance for the year ended December 31, 2021 included approximately $20 million of Separation-related transaction costs for legal, accounting, auditing and other professional services. Effective July 1, 2021, with the completion of the Separation, DT Midstream no longer received corporate allocations from DTE Energy.
Corporate allocation amounts from DTE Energy were as follows:

	Year Ended December 31,
	2021	2020
	(millions)
Operation and maintenance	$32	$29
Other expense	—	1
Total DTE Energy corporate allocations	$32	$30
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

DT Midstream, Inc.
Notes to Consolidated Financial Statements

The following table summarizes the major line items in the Consolidated Statements of Financial Position for consolidated VIEs as of December 31, 2022 and 2021. All assets and liabilities of a consolidated VIE are presented where it has been determined that a consolidated VIE has either (1) assets that can be used only to settle obligations of the VIE or (2) liabilities for which creditors do not have recourse to the general credit of the primary beneficiary. The assets and liabilities of consolidated VIEs that meet the definition of a business and whose assets can be used for purposes other than the settlement of the VIEs' obligations have been excluded from the table below.
Amounts for consolidated VIEs are as follows:

	December 31,
	2022	2021
	(millions)
ASSETS (a)
Cash	$27	$23
Accounts receivable — third party	9	8
Other current assets	3	3
Intangible assets, net	498	513
Property, plant and equipment, net	403	408
Goodwill	25	25
	$965	$980

LIABILITIES (a)
Accounts payable and other current liabilities	$4	$5
Other noncurrent liabilities	4	4
	$8	$9
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
Amounts for the non-consolidated VIE were as follows:

	December 31,
	2022	2021
	(millions)
Notes receivable — current	$—	$5
Notes receivable — noncurrent	—	2
Related Parties
Transactions between DT Midstream and DTE Energy prior to the Separation, as well as all transactions between DT Midstream and its equity method investees, have been presented as related party transactions in the accompanying Consolidated Financial Statements. See Note 15, "Related Party Transactions" to the Consolidated Financial Statements.

DT Midstream, Inc.
Notes to Consolidated Financial Statements

Equity Method Investments
Investments in non-consolidated affiliates that are not controlled by DT Midstream, but over which we have significant influence, are accounted for using the equity method of accounting. Under the equity method, investments are recorded at historical cost as an asset and adjusted for capital contributions, dividends and distributions received, and the Company's share of the investee's earnings or losses, which are recorded as earnings from equity method investees on the Consolidated Statements of Operations. DT Midstream's equity method investments are periodically evaluated for certain factors that may be indicative of other-than-temporary impairment. As of December 31, 2022 and 2021, DT Midstream’s carrying amounts of investments in equity method investees exceeded our share of the underlying equity in the net assets of the investees by $368 million and $32 million, respectively. The difference will be amortized over the life of the underlying assets. As of December 31, 2022 and 2021, DT Midstream's consolidated retained earnings balance includes undistributed earnings from equity method investments of $43 million and $84 million, respectively.
Equity method investees are described below:

	Investments As of		% Owned As of
	December 31,		December 31,
Equity Method Investee	2022	2021	2022	2021
	(millions)
NEXUS	$1,313	$1,348	50%	50%
Vector Pipeline	135	136	40%	40%
Millennium Pipeline	752	207	52.5%	26.25%
Total investments in equity method investees	$2,200	$1,691
On October 7, 2022, DT Midstream closed on the $552 million purchase of an additional 26.25% ownership interest in Millennium Pipeline from National Grid. The transaction was financed with cash on hand and available capacity under the Company's Revolving Credit Facility. The purchase constituted National Grid's full ownership interests in Millennium Pipeline, and brought DT Midstream's total ownership interest in Millennium Pipeline to 52.50%. DT Midstream accounts for its ownership interest in Millennium Pipeline under the equity method of accounting. Millennium is not a VIE and DT Midstream does not have a controlling interest due to shared control with its partner over all of Millennium's significant business activities. DT Midstream’s carrying amount of the Millennium Pipeline investment exceeded our share of the underlying equity in the net assets of the Millennium Pipeline by $343 million on the acquisition date.
The following tables present summarized financial information of DT Midstream's non-consolidated equity method investees. The amounts included below represent 100% of the results of continuing operations of such entities, including the portion owned by other parties.
Summarized balance sheet data is as follows:

	December 31,
	2022	2021
	(millions)
Current assets	$198	$201
Non-current assets	4,160	4,300
Current liabilities	206	225
Non-current liabilities	$476	$521
Summarized income statement data is as follows:

	Year Ended December 31,
	2022	2021	2020
	(millions)
Operating revenues	$800	$738	$708
Operating expenses	396	371	381
Net Income	$372	$333	$294

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
DT Midstream regularly monitors the credit quality of its financing receivables by reviewing counterparty credit quality indicators and monitoring for triggering events, such as a credit rating downgrade or bankruptcy. DT Midstream has three internal grades of credit quality, with internal grade 1 as the lowest risk and internal grade 3 as the highest risk. The related credit quality indicators and risk ratings utilized to develop the internal grades have been updated through December 31, 2022. As of December 31, 2022, the Notes receivable — related party of $4 million, which originated prior to 2021, was classified as internal grade 1.
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
There are no notes receivable on nonaccrual status and no past due financing receivables as of December 31, 2022.
For trade accounts receivable, the customer allowance for expected credit loss is calculated based on specific review of future collections based on receivable balances generally in excess of 30 days. Existing and future economic conditions, historical loss rates, customer trends and other relevant factors that may affect our ability to collect are also considered. Receivables are written off on a specific identification basis and determined based on the particular circumstances of the associated receivable. Uncollectible expense (recovery) was zero for the years ended December 31, 2022 and 2021, and $(2) million for the year ended December 31, 2020.

DT Midstream, Inc.
Notes to Consolidated Financial Statements

The following table presents a roll-forward of the activity for DT Midstream's financing receivables' (accounts receivable and notes receivable) allowance for expected credit loss. Our collections on accounts receivable from customers are current, and no material rate of historical loss was noted, which resulted in no allowance for expected credit loss as of December 31, 2022. The balance is shown as a deduction from the respective financing receivable's balance in the Consolidated Statements of Financial Position.

	2022	2021	2020
Allowance for expected credit loss- Accounts Receivable	(millions)
Balance at January 1	$—	$—	$8
Additions: Charged to costs, expenses, and other accounts	—	—	—
Deductions: Current period provision and write-offs charged against allowance	—	—	(8)
Balance at December 31	$—	$—	$—

Allowance for expected credit loss- Notes Receivable
Balance at January 1	$—	$—	$—
Additions: Charged to costs, expenses, and other accounts	—	19	—
Deductions: Current period provision and write-offs charged against allowance	—	(19)	—
Balance at December 31	$—	$—	$—
Property, Plant, and Equipment
Property is stated at cost and includes construction-related labor, materials, and overhead. Expenditures for maintenance and repairs are charged to expense when incurred. DT Midstream's property, plant and equipment is depreciated over its estimated useful life using the straight-line method. See Note 6, "Property, Plant, and Equipment and Intangible Assets" to the Consolidated Financial Statements.
Intangible Assets
Intangible assets with finite useful lives are amortized on a straight-line basis over the periods benefited. See Note 6, "Property, Plant, and Equipment and Intangible Assets" to the Consolidated Financial Statements.
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
Operation and Maintenance
Operation and maintenance is primarily comprised of costs for labor and employee benefits, outside services, materials, compression, purchased natural gas, operating lease costs, office costs, and other operating and maintenance costs. Corporate allocations from DTE Energy, including Separation-related transaction costs for legal, accounting, auditing and other professional services DTE Energy incurred for the benefit of DT Midstream, were also included in operation and maintenance prior to the Separation.
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

DT Midstream, Inc.
Notes to Consolidated Financial Statements

Other Accounting Policies

Footnote	Title
Note 4	Revenue
Note 7	Income Taxes
Note 9	Fair Value
Note 11	Leases
NOTE 3 — NEW ACCOUNTING PRONOUNCEMENTS
Recently Adopted Pronouncements
In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848) - Facilitation of the Effects of Reference Rate Reform on Financial Reporting, as amended. Subsequently, in January 2021, the FASB issued ASU No. 2021-01, Reference Rate Reform (Topic 848) - Scope, as amended. The amendments in these updates provide optional expedients and exceptions for applying GAAP to contract modifications and hedging relationships, subject to meeting certain criteria, that reference LIBOR or another reference rate expected to be discontinued. The guidance can be applied prospectively from any date beginning March 12, 2020 through December 31, 2022. Subsequently, in December 2022, the FASB issued ASU No. 2022-06, Deferral of the Sunset Date of Topic 848, which further deferred the sunset date to December 31, 2024. The optional relief is temporary and cannot be applied to contract modifications and hedging relationships entered into or evaluated after December 31, 2024. DT Midstream adopted this standard which did not have a material impact on our Consolidated Financial Statements.
NOTE 4 — REVENUE
Significant Accounting Policy
Pipeline revenues consist of services related to the gathering, transportation and/or storage of natural gas. Gathering revenues consist of services related to the gathering, processing, and/or treating of natural gas. Revenue is measured based upon the pricing or consideration for such services specified in the contract with a customer. Consideration may consist of both fixed components including fixed demand charges and fixed deficiency fee rates for MVCs, and variable components including fixed rates for the actual volumes flowed under interruptible services and other associated fees.
DT Midstream's contracts with customers generally contain a single performance obligation, which is a promise to deliver either a distinct service or a series of distinct services to the customer. When multiple performance obligations exist, the contract consideration is allocated between the performance obligations based on the relative standalone selling price, which is determined by prices charged to customers or the adjusted market assessment approach. The adjusted market assessment approach involves evaluating the market in which DT Midstream sells services and estimating the price that a customer in that market would be willing to pay.
Revenue is recognized when performance obligations are satisfied by delivering a service to a customer, which occurs when the service is provided to the customer. When a customer simultaneously receives and consumes the service provided, revenue is recognized over time. Alternatively, if it is determined that the criteria for recognition of revenue over time is not met, the revenue is considered to be recognized at a point in time. DT Midstream's revenues, including estimated unbilled amounts, are generally recognized over time as actual services are provided, or ratably over time when providing a stand-ready service. Unbilled amounts are generally determined using preliminary meter data volumes and contracted pricing, and typically result in minor adjustments. Generally, uncertainties in the variable consideration components are resolved and revenue amounts are known at the time of recognition. DT Midstream has determined that the above methods represent a faithful depiction of delivering a service to the customer. Revenues are typically billed and consideration received monthly, however, certain deficiency fees related to MVCs are billed quarterly or annually.
Certain of our Gathering contracts allow for the recovery of production-related operating expenses, which are recorded as revenue and operating expense.

DT Midstream, Inc.
Notes to Consolidated Financial Statements

Disaggregation of Revenue

The following is a summary of revenues disaggregated by segment:

	Year Ended December 31,
	2022	2021	2020
	(millions)
Pipeline (a)	$339	$307	$266
Gathering	581	534	489
Elimination of Inter-segment Revenue	—	(1)	(1)
Total operating revenues	$920	$840	$754
__________________________________
(a)Includes revenues outside the scope of Topic 606 primarily related to contracts accounted for as leases of $10 million for the year ended December 31, 2022, and $9 million for the years ended December 31, 2021, and 2020.

Nature of Services
DT Midstream primarily provides two types of revenue services: firm service and interruptible service. Firm service revenue contracts provide for fixed revenue commitments regardless of actual volumes of natural gas that flow, which leads to more stable operating performance, revenues and cash flows and limits our exposure to natural gas price fluctuations. Firm service revenue contracts are typically long-term and structured using fixed demand charges or MVCs with fixed deficiency fee rates. Contracts structured using fixed demand charges contain a performance obligation of a stand-ready series of distinct services that are substantially the same with the same pattern of transfer to the customer, therefore revenue is recognized ratably over time. Contracts structured using MVCs with fixed deficiency fee rates require customers to transport or store a minimum volume of natural gas over a specified time period. If a customer fails to meet its MVCs for the specified time period, the contract consideration includes a fixed rate for the actual volumes transported, gathered or stored, and a deficiency fee for the shortfall between the MVCs and the actual volumes transported, gathered or stored. If a customer exceeds its MVC for the specified time period, the contract consideration is based on fixed rates for the actual volumes transported, gathered or stored. The contract consideration is allocated to each distinct monthly performance obligation, consistent with the allocation objective and based upon the level of effort required to satisfy the service obligation. Revenues are generally recognized over time based on the output measure of natural gas volumes transported, gathered or stored, with the recognition of the deficiency fee revenue in the period when it is known the customer cannot make up the deficient volumes in the specified time period. Interruptible service revenue contracts typically contain fixed rates, with total consideration dependent on actual natural gas volumes that flow. Interruptible service revenues are recognized over time based on the output measure of natural gas volumes transported, gathered or stored.
Contract Liabilities
The following is a summary of contract liability activity:

	2022	2021
	(millions)
Balance at January 1	$28	$23
Increases due to cash received or receivable, excluding amounts recognized as revenue during the period	13	8
Revenue recognized that was included in the balance at the beginning of the period	(9)	(3)
Balance at December 31	$32	$28
The contract liabilities at DT Midstream generally represent amounts paid by customers for which the associated performance obligation has not yet been satisfied. Performance obligations associated with contract liabilities are principally related to customer prepayments. Contract liabilities associated with these services are recognized upon delivery of the service to the customer.

DT Midstream, Inc.
Notes to Consolidated Financial Statements

The following table presents contract liability amounts as of December 31, 2022 that are expected to be recognized as revenue in future periods:

(millions)
2023	$4
2024	4
2025	4
2026	4
2027	5
2028 and thereafter	11
Total	$32
Transaction Price Allocated to the Remaining Performance Obligations
In accordance with optional exemptions available under Topic 606, DT Midstream does not disclose the value of unsatisfied performance obligations for (1) contracts with an original expected length of one year or less, (2) with the exception of fixed consideration, contracts for which the amount of revenue recognized depends upon DT Midstream's invoices for actual volumes transported, gathered or stored, and (3) contracts for which variable consideration relates entirely to an unsatisfied performance obligation.
Such contracts consist of various types of performance obligations, including providing midstream services. Contracts with variable volumes and/or variable pricing, including those with pricing provisions tied to a consumer price or other index, have also been excluded as the related contract consideration is variable at the contract inception. Contract lengths vary from cancellable to multi-year.
The following table presents revenue amounts related to fixed consideration associated with unsatisfied performance obligations as of December 31, 2022 that are expected to be recognized as revenue in future periods:

(millions)
2023	$102
2024	88
2025	77
2026	50
2027	33
2028 and thereafter	50
Total	$400
Costs to Obtain or Fulfill a Contract
DTM recognizes an asset from the costs incurred to obtain a contract only if it expects to recover those costs. In addition, the costs to fulfill a contract are capitalized if the costs are specifically identifiable to a contract, would result in enhancing resources that will be used in satisfying performance obligations in the future, and are expected to be recovered. These capitalized costs are amortized as a reduction of revenue on a systematic basis consistent with the pattern of transfer of the services to which such costs relate.
As of both December 31, 2022 and 2021, the Company had capitalized costs to obtain or fulfill a contract of $19 million, which are included in other current assets and other noncurrent assets in the accompanying Consolidated Statements of Financial Position. During the year ended December 31, 2022, 2021, and 2020, we recognized $1 million of amortization expense related to such capitalized costs.

DT Midstream, Inc.
Notes to Consolidated Financial Statements

Major Customers
The following table summarizes customers which represent 10% or more of our total revenue for the years ended December 31, 2022, 2021 and 2020. Both Pipeline and Gathering segments provide services to these customers.

	2022		2021		2020
	Customer	Percentage	Customer	Percentage	Customer	Percentage
	Revenue	of Total	Revenue	of Total	Revenue	of Total
Customers:	(millions, except percentages)
Customer A	$596	65%	$563	67%	$227	31%
Customer B	*	*	84	10%	84	11%
Customer C	*	*	*	*	$278	37%
*Represents less than 10%
NOTE 5 — GOODWILL
DT Midstream has goodwill that resulted from business combinations. The carrying value of goodwill is evaluated for impairment on an annual basis or whenever events or circumstances indicate that the value of goodwill may be impaired. We performed our annual impairment test as of October 1, 2022 and determined that the estimated fair value of each reporting unit exceeded its carrying value, and no impairment existed. No additions, impairments or other changes occurred during the years ended December 31, 2022 and 2021.
The following is the summary of the carrying amount of goodwill:

	Year Ended December 31,
	2022	2021
	(millions)
Goodwill	$473	$473
NOTE 6 — PROPERTY, PLANT, AND EQUIPMENT AND INTANGIBLE ASSETS
Property, Plant, and Equipment
The following is a summary of Property, plant, and equipment by classification:

	Average Estimated Useful Life	December 31,
		2022	2021
	(years)	(millions)
Property, plant, and equipment
Land and other non-depreciable assets	N/A	$97	$97
Rights of way and easements	25 to 40	103	103
Pipelines and interconnects	25 to 40	2,845	2,816
Facilities and processing plants	7 to 40	998	976
Wells and well equipment	40 to 70	70	71
General plant	3 to 30	32	23
Construction in progress	N/A	389	23
Total Property, plant, and equipment		$4,534	$4,109
Less accumulated depreciation		(728)	(619)
Net Property, plant, and equipment		$3,806	$3,490

DT Midstream, Inc.
Notes to Consolidated Financial Statements

Intangible Assets
DT Midstream has intangible assets as shown below:

		December 31, 2022			December 31, 2021
	Useful Lives	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
		(millions)
Intangible assets subject to amortization
Customer relationships	25 - 40 years (a)	$2,252	$(233)	$2,019	$2,252	$(177)	$2,075
Contract intangibles	14 - 26 years	18	(12)	6	18	(11)	7
Total		$2,270	$(245)	$2,025	$2,270	$(188)	$2,082
_____________________________________
(a) The useful lives of the customer relationship intangible assets are based on the number of years in which the assets are expected to economically contribute to the business. The expected economic benefit incorporates existing customer contracts and expected renewal rates based on the estimated volume and production lives of gas resources in the region.
The following table summarizes DT Midstream’s estimated customer relationships and contract intangibles amortization expense to be recognized during each year through 2027:

	2023	2024	2025	2026	2027
	(millions)
Estimated amortization expense	$57	$57	$57	$57	$57
Depreciation and Amortization
The following is a summary of depreciation and amortization expense by asset type:

	Year Ended December 31,
	2022	2021	2020
	(millions)
Property, plant, and equipment	$113	$108	$97
Customer relationships and other intangible assets, net	57	58	55
Total Depreciation and amortization	$170	$166	$152
NOTE 7 — INCOME TAXES
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
We account for uncertainties in income taxes using a benefit recognition model with a two-step approach: a more-likely-than-not recognition criterion, and a measurement attribute that measures the position as the largest amount of tax benefit that it is greater than a 50% likelihood of being realized upon ultimate settlement. If the benefit does not meet the more likely than not criteria for being sustained on its technical merits, no benefit will be recorded. Uncertain tax positions that relate only to timing of when an item is included on a tax return are considered to have met the recognition threshold.

DT Midstream, Inc.
Notes to Consolidated Financial Statements

The Separation – Tax Considerations
For periods prior to the Separation, discussed at Note 1, "Description of the Business and Basis of Presentation", the income tax provision has been presented on a stand-alone basis as if DT Midstream filed separate federal, state, local, and foreign income tax returns, referred to as the separate return method.
Tax Legislation
On July 8, 2022, the Commonwealth of Pennsylvania enacted House Bill (H.B.) 1342 which includes a corporate income tax rate reduction from 9.99% to 4.99% that will phase-in over a nine-year period. As a corporate taxpayer in Pennsylvania and in accordance with tax accounting guidance, DT Midstream recorded a $25 million impact of remeasuring our deferred tax balances to continuing operations (tax expense) in the year ended December 31, 2022.
On August 16, 2022, President Biden signed H.R. 5374 ("Inflation Reduction Act" or "IRA") into law. The IRA includes a number of tax, health care, and energy-related provisions, which largely go into effect in tax years after December 31, 2022, and do not have a material impact on our consolidated financial statements for the year ended December 31, 2022.
DT Midstream’s total Income Tax Expense varied from the statutory federal income tax rate for the following reasons:

	Year Ended December 31,
	2022	2021	2020
	(millions)
Income Before Income Taxes	$482	$422	$440
Income tax expense at statutory rate	101	89	92
State and local income taxes, net of federal benefit	24	17	25
State legislative rate change	(25)	(3)	—
Other, net	—	1	(1)
Income Tax Expense	$100	$104	$116
Effective income tax rate	20.7%	24.7%	26.5%
DT Midstream's effective tax rate is lower than 2021 primarily due to the remeasurement of deferred taxes related to state rate changes (discussed above at Tax Legislation).
Components of DT Midstream’s Income Tax Expense were as follows:

	Year Ended December 31,
	2022	2021	2020
	(millions)
Current income tax expense
Federal	$16	$1	$—
State and other income tax	14	(1)	5
Total current income taxes	30	—	5
Deferred income tax expense
Federal	86	85	84
State and other income tax	(16)	19	27
Total deferred income tax	70	104	111
	$100	$104	$116
Deferred tax assets and liabilities are recognized for the estimated future tax effect of temporary differences between the tax basis of assets or liabilities and the reported amounts in DT Midstream's Consolidated Financial Statements. We believe it is more likely than not that we will generate sufficient taxable income in future periods to realize our deferred tax assets.

DT Midstream, Inc.
Notes to Consolidated Financial Statements

DT Midstream’s deferred tax assets (liabilities) were comprised of the following:

	December 31,
	2022	2021
	(millions)
Deferred income tax balance components
Property, plant, and equipment	$(336)	$(363)
Federal net operating loss carry-forward	129	175
State and local net operating loss carry-forward, net of federal	79	97
Investment in equity method investees and partnerships	(811)	(774)
Other	16	9
Net deferred income tax asset / (liability)	$(923)	$(856)

Total deferred income tax assets and liabilities
Deferred income tax assets	$234	$288
Deferred income tax liabilities	(1,157)	(1,144)
	$(923)	$(856)
DT Midstream has recorded a deferred tax asset related to a federal net operating loss carry-forward of $129 million as of December 31, 2022. U.S. federal net operating losses will be available to be carried forward indefinitely and available to offset 80% of taxable income in future years.
DT Midstream has recorded state and local deferred tax assets related to net operating loss carry-forwards of $79 million at December 31, 2022. The state and local net operating loss carry-forwards expire from 2033 through 2040.
Uncertain Tax Positions
As of December 31, 2022 and 2021, DT Midstream does not have any unrecognized tax benefits.
For periods prior to the Separation, DT Midstream was a member of the consolidated tax return of DTE Energy. As of the balance sheet date, DTE Energy’s federal income tax returns for 2021 and subsequent years remains subject to examination by the Internal Revenue Service (IRS). DTE Energy also files in multiple states, the statutes of which are open to examination for various periods.
For periods after the Separation, DT Midstream's income tax returns remain subject to examination by federal, state, and local taxing jurisdictions.

DT Midstream, Inc.
Notes to Consolidated Financial Statements

NOTE 8 — EARNINGS PER SHARE AND DIVIDENDS
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
The following is a reconciliation of DT Midstream's basic and diluted earnings per share calculation:

	Year Ended December 31,
	2022	2021	2020
	(millions, except per share amounts)
Basic and Diluted Earnings per Common Share
Net Income Attributable to DT Midstream	$370	$307	$312
Average number of common shares outstanding — basic	96.7	96.7	96.7

Incremental shares attributable to:
Average dilutive restricted stock units and performance share awards	0.5	0.2	—
Average number of common shares outstanding — diluted	97.2	96.9	96.7

Basic Earnings per Common Share	$3.83	$3.17	$3.23
Diluted Earnings per Common Share	$3.81	$3.16	$3.23
DT Midstream declared the following cash dividends:

Dividends Declared	Dividend Amount		Dividend Payment Date
(quarter ended)	(per-share)	(millions)
2021
September 30	$0.60	$58	October 2021
December 31	$0.60	$58	January 2022
2022
March 31	$0.64	$62	April 2022
June 30	$0.64	$62	July 2022
September 30	$0.64	$62	October 2022
December 31	$0.64	$62	January 2023

DT Midstream, Inc.
Notes to Consolidated Financial Statements

NOTE 9 — FAIR VALUE
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
Fair Value of Financial Instruments
The following table presents the carrying amount and fair value of financial instruments:

	December 31, 2022				December 31, 2021
	Carrying	Fair Value			Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3	Amount	Level 1	Level 2	Level 3
	(millions)
Cash equivalents (a)	$—	$—	$—	$—	$50	$—	$50	$—
Short-term notes receivable
Third party	—	—	—	—	5	—	—	5
Related party	—	—	—	—	4	—	—	4
Long-term notes receivable
Third party	—	—	—	—	2	—	—	2
Related party	4	—	—	4	—	—	—	—
Long-term debt (b)	$3,059	$—	$2,701	$—	$3,046	$—	$3,163	$—
______________________________________
(a)Money market cash equivalents are measured and recorded at fair value on a recurring basis.
(b)Includes debt due within one year. Carrying value represents principal of $3,099 million, net of unamortized debt discounts and issuance costs.

DT Midstream, Inc.
Notes to Consolidated Financial Statements

NOTE 10 — DEBT
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
Debt Issuances
On June 9, 2021, DT Midstream issued the senior unsecured notes of $1.1 billion in aggregate principal amount due June 15, 2029 (the "2029 Notes") and $1.0 billion in aggregate principal amount due June 15, 2031 (the "2031 Notes").
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
Debt Redemptions
DT Midstream used $593 million of the net proceeds from the sale of the 2032 Notes to make a partial repayment on the existing indebtedness under the Term Loan Facility. As a result, required quarterly principal payments were eliminated, and the remaining Term Loan Facility balance is not due until maturity in 2028. There were no prepayment costs in conjunction with the partial redemption of the Term Loan Facility. The early redemption resulted in a loss on extinguishment of debt of $9 million and loss on modification of debt of $4 million relating to the write-off of unamortized discount and issuance costs, which was recorded as a loss from financing activities on DT Midstream’s Consolidated Statements of Operations for the year ended December 31, 2022.
Long-Term Debt
DT Midstream's long-term debt outstanding included:

			Maturity	December 31,	December 31,
Title	Type	Interest Rate	Date	2022	2021
				(millions)
2029 Notes	Senior Notes (b)	4.125%	2029	$1,100	$1,100
2031 Notes	Senior Notes (b)	4.375%	2031	1,000	1,000
2032 Notes	Senior Secured Notes (c)	4.300%	2032	600	—
Term Loan Facility	Term Loan Facility	Variable (a)	2028	399	995
Long-term debt principal				3,099	3,095
Unamortized debt discount				(3)	(4)
Unamortized debt issuance costs				(37)	(45)
Long-term debt due within one year				—	(10)
Long-term debt (net of current portion)				$3,059	$3,036
______________________________
(a) Variable rate is LIBOR plus 2.00%, where LIBOR will not be less than 0.50%. The Term Loan Facility includes $399 million with a one-month LIBOR interest period which ended January 31, 2023.
(b) Interest payable semi-annually in arrears each June 15 and December 15.
(c) Interest payable semi-annually in arrears each April 15 and October 15.

DT Midstream, Inc.
Notes to Consolidated Financial Statements

The following table presents the scheduled debt maturities, excluding any unamortized discount on debt:

	2023	2024	2025	2026	2027 and Thereafter	Total
	(millions)
Debt maturities	$—	—	—	—	3,099	$3,099
Short-Term Credit Arrangements and Borrowings
The following table presents the availability under the Revolving Credit Facility:

December 31,
2022
(millions)
Total availability
Revolving Credit Facility, expiring October 2027	$1,000
Amounts outstanding
Revolving Credit Facility borrowings	330
Letters of credit	39
369
Net availability	$631
Borrowings under the Revolving Credit Facility are used for general corporate purposes, acquisitions including our Millennium Pipeline acquisition, and letter of credit issuances to support DT Midstream's operations and liquidity. The Revolving Credit Facility incurred initial issuance costs of $7 million in 2021 and Credit Agreement amendment costs of $3 million in 2022, which are included net of amortization in Other noncurrent assets on DT Midstream's Consolidated Statements of Financial Position as of December 31, 2022. These costs are being amortized over the extended term of the Revolving Credit Facility.
The Credit Agreement covering the Term Loan Facility and Revolving Credit Facility includes financial covenants that DT Midstream must maintain. These covenants restrict the ability of DT Midstream and its subsidiaries to incur additional indebtedness and guarantee indebtedness, create or incur liens, engage in mergers, consolidations, liquidations or dissolutions, sell, transfer or otherwise dispose of assets, make investments, acquisitions, loans or advances, pay dividends and distributions or repurchase capital stock, prepay, redeem or repurchase certain junior indebtedness, enter into agreements that limit the ability of the restricted subsidiaries to make distributions to DT Midstream or the ability of DT Midstream and its restricted subsidiaries to incur liens on assets and enter into certain transactions with affiliates. The Term Loan Facility requires the maintenance of a minimum debt service coverage ratio of 1.1 to 1, and the Revolving Credit Facility requires maintenance of (i) a maximum consolidated net leverage ratio of 5 to 1, and (ii) a minimum interest coverage ratio of no less than 2.5 to 1. The debt service coverage ratio means the ratio of annual consolidated EBITDA to debt service, as defined in the Credit Agreement. The consolidated net leverage ratio means the ratio of net debt determined in accordance with GAAP to annual consolidated EBITDA. The interest coverage ratio means the ratio of annual consolidated EBITDA to annual interest expense, as defined in the Credit Agreement. At December 31, 2022, the debt service coverage ratio, the consolidated net leverage ratio and the interest coverage ratio was 6.9 to 1, 3.8 to 1 and 6.3 to 1, respectively, and DT Midstream was in compliance with these financial covenants.
Dividend Restrictions
The indenture governing the 2029 and 2031 Notes permits the payment of quarterly dividends on common stock in each fiscal year up to a dividend capacity calculated as defined in the indenture. For 2022, the dividend capacity remaining at year end was $200 million.
The Credit Agreement permits the payment of quarterly dividends on common stock in each fiscal year as long as giving pro forma effect thereto, DT Midstream maintains a first lien net leverage ratio that does not exceed 3.25 to 1. DT Midstream maintained such first lien net leverage ratio at December 31, 2022.

DT Midstream, Inc.
Notes to Consolidated Financial Statements

NOTE 11 — LEASES
Lessee
Leases at DT Midstream are primarily comprised of equipment and buildings with terms ranging from approximately 3 to 11 years.
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
The components of lease cost for the following years includes:

	Year Ended December 31,
	2022	2021	2020
	(millions)
Operating lease cost	$20	$19	$18
Short-term lease cost	—	—	1
	$20	$19	$19
DT Midstream has elected not to apply the lease recognition requirements to leases with a term of 12 months or less. Operating lease cost includes amortization of operating lease right-of-use assets and other related costs. Operating and short-term lease costs are recorded to Operation and Maintenance within Operating Expenses in the Consolidated Statement of Operations.

DT Midstream, Inc.
Notes to Consolidated Financial Statements

Other relevant information related to leases for the following years includes:

	Year Ended December 31,
	2022	2021	2020
Supplemental Cash Flows Information	(millions, except years and percentages)
Cash paid for amounts included in the measurement of these liabilities:
Operating cash flows for operating leases	$18	$19	$18
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$14	$9	$16
Weighted Average Remaining Lease Term
Operating leases	4.0 years	4.4 years	3.2 years
Weighted Average Discount Rate
Operating leases	3.5%	2.6%	2.8%
DT Midstream's future minimum lease payments under leases for remaining periods as of December 31, 2022 are as follows:

Operating Leases
(millions)
2023	$16
2024	9
2025	3
2026	1
2027	1
2028 and thereafter	7
Total future minimum lease payments	37
Imputed interest	(2)
Lease liabilities	$35
Lessor
DT Midstream leases assets under an operating lease for a pipeline which commenced in December 2018. The lease is comprised of fixed payments with a remaining term of 16 years. The operating lease does not have renewal provisions or options to purchase the assets at the end of the lease and does not have termination for convenience provisions. The lease term extends to the end of the estimated economic life of the leased assets, thereby resulting in no residual value.
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
DT Midstream's fixed lease income associated with the operating lease was $10 million for the year ended December 31, 2022 and $9 million for each of the years ended December 31, 2021 and 2020. Fixed lease income is reported in Operating Revenues on DT Midstream's Consolidated Statement of Operations. Depreciation expense associated with the property under the operating lease was $3 million for each of the years ended December 31, 2022, 2021 and 2020.

DT Midstream, Inc.
Notes to Consolidated Financial Statements

DT Midstream's future minimum rental revenues for remaining periods as of December 31, 2022 are as follows:

Operating Lease
(millions)
2023	$9
2024	9
2025	9
2026	9
2027	9
2028 and thereafter	96
$141
Property under the operating lease for DT Midstream is as follows:

	December 31,
	2022	2021
	(millions)
Gross property under operating leases	$58	$58
Accumulated amortization of property under operating leases	$12	$9
NOTE 12 — COMMITMENTS AND CONTINGENCIES
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
Guarantees
In certain limited circumstances, DT Midstream enters into contractual guarantees. DT Midstream may guarantee another entity's obligation in the event it fails to perform and may provide guarantees in certain indemnification agreements. DT Midstream did not have any guarantees of other parties' obligations as of December 31, 2022.
Purchase Commitments
As of December 31, 2022, DT Midstream was party to long-term purchase commitments relating to a variety of goods and services required for their business. DT Midstream estimates lifetime purchase commitments of approximately $103 million.

(millions)
2023	$11
2024	13
2025	12
2026	11
2027	10
2028 and thereafter	46
Total	$103

DT Midstream, Inc.
Notes to Consolidated Financial Statements

Vector Pipeline Line of Credit
DT Midstream is the lender under a revolving term credit facility to Vector Pipeline, the borrower, in the amount of Canadian $70 million. The credit facility was executed in response to the passage of Canadian regulations requiring oil and gas pipelines to demonstrate their financial ability to respond to a catastrophic event and exists for the sole purpose of satisfying these regulations. Vector Pipeline may only draw upon the facility if the funds are required to respond to a catastrophic event. The maximum potential payout at December 31, 2022 is USD $52 million. The funding of a loan under the terms of the credit facility is considered remote.
Environmental Contingencies
In order to comply with certain state environmental regulations, DT Midstream has an obligation to restore pipeline right-of-way slope failures that may arise in the ordinary course of business in the Utica and Marcellus formations. Slope restoration expenditures are typically capital in nature. As of December 31, 2022 and 2021, DT Midstream had accrued contingent liabilities of $19 million and $20 million, respectively, for future slope restoration expenditures. The accrual is included in Other current liabilities and Other liabilities in the Consolidated Statements of Financial Position. DT Midstream believes the accrued amounts are sufficient to cover estimated future expenditures.
Bankruptcies
DT Midstream’s Gathering segment provides gas gathering services under customer contracts with gas shippers in the Utica and Marcellus formations in Pennsylvania and West Virginia, and one of these customers, Arsenal Resources, entered into bankruptcy. In 2020, DT Midstream received payments of approximately $4 million from Arsenal Resources under the terms of a bankruptcy cure agreement. There was no allowance for expected credit loss remaining at December 31, 2022 and 2021.
NOTE 13 — STOCK-BASED COMPENSATION AND DEFINED CONTRIBUTION PLANS
The DT Midstream, Inc. Long-Term Incentive Plan ("DT Midstream Plan") permits the grant of incentive and nonqualified stock options, stock appreciation rights, restricted stock and restricted stock units, performance shares, and performance units to employees, consultants and members of DT Midstream's Board of Directors. As a result of a restricted stock award grant, restricted stock unit or performance share settlement, or by exercise of a stock option, DT Midstream may issue common stock from its authorized but unissued common stock and/or from outstanding common stock acquired by or on behalf of DT Midstream in the participant's name. The DT Midstream Plan began on the Separation date. Key provisions of the DT Midstream Plan are:
•Authorized limit as of December 31, 2022 was 4,750,000 shares of common stock. The authorized limit increases annually on January 1 by the lesser of 1,750,000 shares of common stock or the amount determined by the DT Midstream Board of Directors.
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

DT Midstream, Inc.
Notes to Consolidated Financial Statements

The restricted stock awards and performance share awards were converted using a formula designed to preserve the fair value of the awards immediately prior to the Separation. All converted awards retained the vesting schedule of the original awards. The conversion of the restricted stock awards and performance share awards qualified as an accounting modification under GAAP. The pre- and post- Separation fair value of the awards was compared, and any incremental fair value was added to the original grant date fair value of the awards. The Separation modification gave rise to incremental fair value of approximately $1 million for the performance share awards granted in January 2021 and is reflected in the compensation cost and the unrecognized compensation costs described below. The Separation modification did not result in incremental fair value for any other converted restricted stock awards or performance share awards.
Prior to the Separation, DT Midstream received an allocation of costs from DTE Energy associated with stock-based compensation. Allocated costs for the year ended December 31, 2020 and the first six months of 2021 are included in the table below. No costs were allocated after July 1, 2021. The following table summarizes the components of stock-based compensation for DT Midstream.

	Year Ended December 31,
	2022	2021	2020
	(millions)
Stock-based compensation expense	$17	$12	$6
Tax benefit	$4	$3	$2
Restricted Stock Units
Restricted stock units granted under the DT Midstream Plan are for a specified number of shares of DT Midstream common stock that entitle the holder to receive common stock, a cash payment, or a combination thereof at the end of the specified vesting period, which is generally three or four years. Restricted stock units are deemed to be equity awards. The fair value of restricted stock units is based on the closing price of DT Midstream's common stock on the grant date. The fair value is amortized to compensation expense on a graded vesting schedule over the vesting period. Restricted stock units are settled with DT Midstream common stock. Fractional shares are settled in cash.
During the period beginning on the grant date of restricted stock units and ending on the vesting date, the number of restricted stock units granted will increase, assuming full dividend reinvestment on the dividend payment date. The recipient of the restricted stock unit has no shareholder rights during the vesting period. Restricted stock units are nontransferable and subject to risk of forfeiture during the vesting period. Forfeitures are recognized in the period they occur.
The following table summarizes DT Midstream's restricted stock unit activity for the year ended December 31, 2022:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
	(thousands)	(per share)
Nonvested at December 31, 2021	466	$41.60
Granted (a)	91	49.73
Forfeited	(20)	43.73
Vested (b)	(69)	40.23
Nonvested at December 31, 2022	468	$43.28
_____________________________________
(a)Includes initial grants and reinvested dividends.
(b)Includes vested, not issued shares of 24 thousand at December 31, 2022. Shares will be issued in first quarter 2023.
The weighted-average grant date fair value of restricted stock units granted, excluding reinvested dividends, during 2022 was $52.25. The intrinsic value of restricted stock units vested and issued during the years ended December 31, 2022 and 2021 was $3 million and $0.1 million, respectively. No restricted stock units were granted by DT Midstream during the years ended December 31, 2021 or 2020.

DT Midstream, Inc.
Notes to Consolidated Financial Statements

Performance Shares
Performance share awards granted under the DT Midstream Plan are for a specified number of shares of DT Midstream common stock that entitle the holder to receive common stock, a cash payment, or a combination thereof at the end of the specified vesting period, which is generally three years. Performance share awards are deemed to be equity awards. DT Midstream accrues performance share compensation expense over the vesting period based on the grant date fair value calculated using: (i) DT Midstream's closing common stock price on the grant date; (ii) the grant date fair value of the market condition; and (iii) the probable achievement of performance objectives. For the performance shares converted at the Separation, the grant date fair value was based on DTE Energy's stock price and market conditions at grant date. The number of shares issued at settlement is determined based on the achievement of certain DT Midstream performance objectives and market conditions. The performance share awards are settled with DT Midstream common stock. Fractional shares are settled in cash.
During the period beginning on the grant date of performance share awards and ending on the certification date of the DT Midstream performance objectives, the number of performance shares granted will increase, assuming full dividend reinvestment on the dividend payment date. The recipient of a performance share award has no shareholder rights during the vesting period. Performance share awards are nontransferable and are subject to risk of forfeiture during the vesting period. Forfeitures are recognized in the period they occur.
The following table summarizes DT Midstream's performance share activity for the year ended December 31, 2022:

	Performance Shares	Weighted Average Grant Date Fair Value
	(thousands)	(per share)
Nonvested at December 31, 2021	290	$40.63
Granted (a)	240	65.64
Forfeited	(42)	57.93
Settled	(79)	34.89
Nonvested at December 31, 2022	409	$56.55
_____________________________________
(a)Includes initial grants, reinvested dividends and shares added for final performance metrics on settled awards.
The weighted-average grant date fair value of performance shares granted, excluding reinvested dividends, during 2022 was $72.97. The intrinsic value of performance shares settled during the year ended December 31, 2022 was $4 million. No performance share awards were granted or settled by DT Midstream during the years ended December 31, 2021 or 2020.
Unrecognized Compensation Costs
As of December 31, 2022, DT Midstream had $21 million of total unrecognized compensation costs related to non-vested stock incentive plan arrangements. The cost is expected to be recognized over a weighted-average period of 1.85 years.
Defined Contribution Plans
DT Midstream sponsors defined contribution retirement savings plans, and participation in one of these plans is available to substantially all employees. DT Midstream matches employee contributions up to certain predefined and Internal Revenue Service limits based on eligible compensation and the employee's contribution rate, and contributes additional amounts in lieu of traditional pension and post-employment healthcare benefits. Prior to the Separation, DT Midstream participated in the defined contribution retirement savings plans of DTE Energy. DT Midstream's cost for these plans was $5 million, $3 million and $2 million for the years ended December 31, 2022, 2021 and 2020, respectively.

DT Midstream, Inc.
Notes to Consolidated Financial Statements

NOTE 14 — SEGMENT AND RELATED INFORMATION
DT Midstream sets strategic goals, allocates resources, and evaluates performance based on the following structure:
The Pipeline segment owns and operates interstate and intrastate natural gas pipelines, storage systems, and natural gas gathering lateral pipelines. The segment also has interests in equity method investees that own and operate interstate natural gas pipelines. The Pipeline segment is engaged in the transportation and storage of natural gas for intermediate and end user customers.
The Gathering segment owns and operates gas gathering systems. The segment is engaged in collecting natural gas from points at or near customers’ wells for delivery to plants for treating, to gathering pipelines for further gathering, or to pipelines for transportation, as well as associated ancillary services, including compression, dehydration, gas treatment, water impoundment, water transportation, water disposal, and sand mining.
Inter-segment billing for goods and services exchanged between segments is based upon contracted prices of the provider. Inter-segment billings were not significant for the years ended December 31, 2022, 2021 and 2020.
Financial data for DT Midstream's business segments follows:

	Year Ended December 31, 2022
	Pipeline	Gathering	Eliminations	Total
	(millions)
Operating revenues	$339	$581	$—	$920
Operation and maintenance	54	213	—	267
Depreciation and amortization	63	107	—	170
Taxes other than income	14	14	—	28
Asset (gains) losses and impairments, net	(6)	(17)	—	(23)
Operating Income	214	264	—	478
Interest expense	57	80	—	137
Interest income	(1)	(2)	—	(3)
Earnings from equity method investees	(150)	—	—	(150)
Loss from financing activities	6	7	—	13
Other (income) and expense	—	(1)	—	(1)
Income Tax Expense	62	38	—	100
Net Income	240	142	—	382
Less: Net Income Attributable to Noncontrolling Interests	12	—	—	12
Net Income Attributable to DT Midstream	$228	$142	$—	$370

Capital expenditures and acquisitions	$638	$252	$—	$890

	December 31, 2022
Investments in equity method investees	$2,200	$—	$—	$2,200
Goodwill	53	420	—	473
Total Assets	$4,625	$4,208	$—	$8,833

DT Midstream, Inc.
Notes to Consolidated Financial Statements

	Year Ended December 31, 2021
	Pipeline	Gathering	Eliminations	Total
	(millions)
Operating revenues	$307	$534	$(1)	$840
Operation and maintenance	59	173	(1)	231
Depreciation and amortization	63	103	—	166
Taxes other than income	13	11	—	24
Asset (gains) losses and impairments, net	—	17	—	17
Operating Income	172	230	—	402
Interest expense	51	61	—	112
Interest income	(1)	(3)	—	(4)
Earnings from equity method investees	(126)	—	—	(126)
Other (income) and expense	(3)	1	—	(2)
Income Tax Expense	62	42	—	104
Net Income	189	129	—	318
Less: Net Income Attributable to Noncontrolling Interests	11	—	—	11
Net Income Attributable to DT Midstream	$178	$129	$—	$307

Capital expenditures and acquisitions	$20	$120	$—	$140

	December 31, 2021
Investments in equity method investees	$1,691	$—	$—	$1,691
Goodwill	53	420	—	473
Total Assets	$4,165	$4,001	$—	$8,166

	Year Ended December 31, 2020
	Pipeline	Gathering	Eliminations	Total
	(millions)
Operating revenues	$266	$489	$(1)	$754
Operation and maintenance	53	123	(1)	175
Depreciation and amortization	52	100	—	152
Taxes other than income	7	8	—	15
Asset (gains) losses and impairments, net	—	(2)	—	(2)
Operating Income	154	260	—	414
Interest expense	43	70	—	113
Interest income	(4)	(5)	—	(9)
Earnings from equity method investees	(108)	—	—	(108)
Other (income) and expense	(2)	(20)	—	(22)
Income Tax Expense	58	58	—	116
Net Income	167	157	—	324
Less: Net Income Attributable to Noncontrolling Interests	12	—	—	12
Net Income Attributable to DT Midstream	$155	$157	$—	$312

Capital expenditures and acquisitions	$350	$168	$—	$518

	December 31, 2020
Investments in equity method investees	$1,691	$—	$—	$1,691
Goodwill	53	420	—	473
Total Assets	$4,343	$3,999	$—	$8,342

DT Midstream, Inc.
Notes to Consolidated Financial Statements

NOTE 15 — RELATED PARTY TRANSACTIONS
Transactions between DT Midstream and DTE Energy prior to the Separation, as well as all transactions between DT Midstream and its equity method investees, have been presented as related party transactions in the accompanying Consolidated Financial Statements.
Prior to the Separation, DTE Energy and its subsidiaries provided physical operations, maintenance, and technical support pursuant to an operating agreement for DT Midstream’s facilities. DT Midstream also utilized various services performed by DTE Energy and its subsidiaries including marketing and capacity optimization services.
Prior to the Separation, interest expense recorded in the Consolidated Statements of Operations was primarily related to interest on the Short-term borrowings due to DTE Energy, amounts of which are shown in the table below. The working capital loan agreement had interest rates of 3.3% for 2021 and 3.9% for 2020 and a term of one year. No interest expense on Short-term borrowings due to DTE Energy was incurred after the Separation.
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
The following is a summary of DT Midstream's balances with related parties:

	December 31,
	2022	2021
	(millions)
Notes receivable from Vector — current	$—	$4
Notes receivable from Vector — long-term	4	—
Current Liabilities — Other	3	3
The following is a summary of DT Midstream’s transactions with related parties:

	Year Ended December 31,
	2022	2021	2020
	(millions)
Revenues
Pipeline	$—	$5	$16
Gathering	—	10	10
Other Costs
Interest income	—	(5)	(6)
Interest expense	—	43	110
Operation and maintenance and Other expense	(1)	43	54
Other
Notes receivable (due from) repaid by DTE Energy	—	263	(146)
Short-term borrowings (repayment of borrowings) from DTE Energy	—	(3,175)	253
Dividend to DTE Energy	—	(501)	—
Contributions from DTE Energy	—	110	252
Non-cash distributions to DTE Energy	—	(10)	(62)

DT Midstream, Inc.
Notes to Consolidated Financial Statements

NOTE 16 — SUBSEQUENT EVENT
Dividend Declaration
On February 16, 2023, DT Midstream announced that DT Midstream's Board of Directors declared a quarterly dividend of $0.69 per share of common stock. The dividend is payable to DT Midstream's stockholders of record as of March 20, 2023 and is expected to be paid on April 15, 2023.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
(a) Evaluation of disclosure controls and procedures
Management of DT Midstream carried out an evaluation, under the supervision and with the participation of DT Midstream's Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of DT Midstream's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2022, which is the end of the period covered by this report. Based on this evaluation, DT Midstream's CEO and CFO have concluded that such disclosure controls and procedures are effective in providing reasonable assurance that information required to be disclosed by DT Midstream in reports that it files or submits under the Exchange Act (i) is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms and (ii) is accumulated and communicated to DT Midstream's management, including its CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Due to the inherent limitations in the effectiveness of any disclosure controls and procedures, management cannot provide absolute assurance that the objectives of its disclosure controls and procedures will be attained.
(b) Management's report on internal control over financial reporting
Management of DT Midstream is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Internal control over financial reporting is a process designed by, or under the supervision of, DT Midstream's CEO and CFO, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Management of DT Midstream has assessed the effectiveness of DT Midstream’s internal control over financial reporting as of December 31, 2022. In making this assessment, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013). Based on this assessment, DT Midstream's management concluded that, as of December 31, 2022, DT Midstream’s internal control over financial reporting was effective.
The effectiveness of DT Midstream's internal control over financial reporting as of December 31, 2022 has been audited by PricewaterhouseCoopers, LLP, an independent registered public accounting firm who also audited DT Midstream's financial statements, as stated in their report which appears herein.
(c) Changes in internal control over financial reporting
No changes in our internal control over financial reporting during the quarter ended December 31, 2022 have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
Information required of DT Midstream by Part III (Items 10, 11, 12, 13 and 14) of this Form 10-K is incorporated by reference from DT Midstream's definitive Proxy Statement for its 2023 Annual Meeting of Common Shareholders to be held May 5, 2023. The Proxy Statement will be filed with the SEC, pursuant to Regulation 14A, not later than 120 days after the end of DT Midstream's fiscal year covered by this report on Form 10-K, all of which information is hereby incorporated by reference in, and made part of, this Form 10-K.

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
(a)Consolidated Financial Statements. See "Item 8—Financial Statements."
(b)Financial Statement Schedules. Financial statement schedules listed under the SEC rules are omitted because they are not applicable, or the required information is provided in the Notes to Consolidated Financial Statements under Item 8 of this Form 10-K.
(c)Exhibits.

Exhibit Number	Description
(i) Exhibits filed herewith:

4.1	Description of Securities

10.1	DT Midstream, Inc. Supplemental Savings Plan

21.1	Subsidiaries of DT Midstream, Inc.

23.1	Consent of PricewaterhouseCoopers LLP

31.1	Chief Executive Officer Section 302 Form 10-K Certification of Periodic Report

31.2	Chief Financial Officer Section 302 Form 10-K Certification of Periodic Report

95.1	Mine Safety Disclosure

101.INS	XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Database

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

(ii) Exhibits furnished herewith:

32.1	Chief Executive Officer Section 906 Form 10-K Certification of Periodic Report

32.2	Chief Financial Officer Section 906 Form 10-K Certification of Periodic Report

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

3.2	Amended and Restated Bylaws of DT Midstream, Inc., effective July 1, 2021 (incorporated by reference to Exhibit 3.2 to DT Midstream's Current Report on Form 8-K filed on July 1, 2021)

Exhibit Number	Description
(iii) Exhibits incorporated by reference:

4.2
Indenture dated as of June 9, 2021 among DT Midstream, the Guarantors and U.S. Bank National Association, as trustee. (incorporated by reference to Exhibit 4.1 to DT Midstream's Current Report on Form 8-K filed on June 10, 2021)

4.3
Indenture, dated as of April 11, 2022, among DT Midstream, Inc., the Guarantors and U.S. Bank Trust Company, National Association, as trustee. (Exhibit 4.1 to DT Midstream's Form 8-K filed April 11, 2022)

4.4
Pari Passu Intercreditor Agreement, dated as of April 11, 2022, among DT Midstream, Inc., the Guarantors, Barclays Bank PLC, as Credit Agreement Agent, and U.S. Bank Trust Company, National Association, as Notes Collateral Agent. (Exhibit 4.2 to DT Midstream's Form 8-K filed April 11, 2022)

10.2
Credit Agreement, dated as of June 10, 2021 by and among DT Midstream, as borrower, the Lenders party thereto, the L/C Issuers party thereto, and Barclays Bank PLC, as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.1 to DT Midstream's Current Report on Form 8-K filed on June 10, 2021)

10.3
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

10.6	DT Midstream, Inc. Long-Term Incentive Plan (incorporated by reference to Exhibit 10.4 to DT Midstream’s Registration Statement on Form 10-12B (File No. 001-40392), filed on May 7, 2021)

10.7	Form of Change-In-Control Severance Agreement (incorporated by reference to Exhibit 10.4 to DT Midstream’s Current Report on Form 8-K filed on July 1, 2021)

10.8	Form of Severance Agreement (incorporated by reference to Exhibit 10.5 to DT Midstream’s Current Report on Form 8-K filed on July 1, 2021)

10.9	DT Midstream, Inc. Annual Incentive Plan (incorporated by reference to Exhibit 10.6 to DT Midstream’s Current Report on Form 8-K filed on July 1, 2021)

10.10
Purchase Agreement, dated as of May 25, 2021, among DT Midstream, Inc., Barclays Capital Inc., as representative of the initial purchasers named therein, and the guarantors party thereto (incorporated by reference to Exhibit 10.5 to Amendment No. 2 to DT Midstream’s Registration Statement on Form 10-12B (File No. 001-40392), filed on May 26, 2021)

10.11
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

Date:	February 16, 2023
DT MIDSTREAM, INC.
(Registrant)

		By:	/S/ DAVID J. SLATER
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

Date: February 16, 2023