Form 10-Q
period 2023-03-31
DT Midstream, Inc.
filed 2023-05-02
CIK 1842022

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period ended March 31, 2023
Or
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒
Number of shares of common stock outstanding at March 31, 2023:

Description	Shares
Common stock, par value $0.01	96,890,219

1

2

DEFINITIONS
Unless the context otherwise requires, references to "we," "us," "our," "Registrant," or the "Company" and words of similar importance refer to DT Midstream and, unless otherwise specified, its consolidated subsidiaries and its unconsolidated joint ventures. As used in this Form 10-Q, the terms and definitions below have the following meanings:

Appalachia Gathering System	A 144-mile pipeline delivering Marcellus shale gas to the Texas Eastern Pipeline and Stonewall Gas Gathering

ASU	Accounting Standards Update issued by the FASB

Bcf	Billion cubic feet of natural gas

Blue Union	Blue Union Gathering System, a 363-mile gathering system delivering shale gas production from the Haynesville formation of Louisiana to markets in the Gulf Coast region

Bluestone	Bluestone Gathering Lateral Pipeline, a 65-mile lateral pipeline and two compression facilities gathering Marcellus shale gas to the Millennium Pipeline and the Tennessee Pipeline

Columbia Pipeline	Columbia Gas Transmission, LLC, owned by TC Energy Corporation

Credit Agreement	DT Midstream's Credit Agreement provides for the Term Loan Facility and Revolving Credit Facility

DT Midstream	DT Midstream, Inc., and its consolidated subsidiaries

FASB	Financial Accounting Standards Board

FERC	Federal Energy Regulatory Commission

GAAP	Generally Accepted Accounting Principles in the United States

Generation Pipeline	A 25-mile intrastate pipeline located in northern Ohio and owned by NEXUS

Haynesville System	System is comprised of LEAP, Blue Union and associated facilities

LEAP	Louisiana Energy Access Project gathering lateral pipeline, a 155-mile pipeline gathering Haynesville shale gas to markets in the Gulf Coast region

LIBOR	London Inter-Bank Offered Rates

LNG	Liquefied natural gas

Michigan Gathering System	A 336-mile pipeline system in northern Michigan

Millennium Pipeline
A 263-mile interstate pipeline and compression facilities owned by Millennium Pipeline Company, LLC serving markets in the northeast and supply from the northeast Marcellus region, in which DT Midstream owns a 52.5% interest

MVCs	Minimum volume commitments

National Grid	National Grid Millennium LLC

NEXUS
NEXUS Gas Transmission, LLC, a joint venture which owns (i) a 256-mile interstate pipeline and three compression facilities transporting Utica and Marcellus shale gas to Ohio, Michigan and Ontario market centers and (ii) Generation Pipeline, in which DT Midstream owns a 50% interest

Revolving Credit Facility	DT Midstream's secured revolving credit facility issued under the Credit Agreement

SEC	Securities and Exchange Commission

Separation	The separation and spin-off of DT Midstream from DTE Energy Company, effective July 1, 2021

SOFR	Secured Overnight Financing Rate

South Romeo	South Romeo Gas Storage Corporation, a joint venture which owns the Washington 28 Storage Complex, in which DT Midstream owns a 50% interest

Southwestern Energy	Southwestern Energy Company and/or its affiliates

Stonewall Gas Gathering	Stonewall Gas Gathering Lateral Pipeline, a 68-mile pipeline in which DT Midstream owns an 85% interest, gathering Marcellus/Utica natural gas to the Columbia Pipeline

DEFINITIONS

Susquehanna Gathering System	A 198-mile pipeline delivering Marcellus shale gas production to Bluestone

Tax Matters Agreement	The agreement that governs the respective rights, responsibilities and obligations of DTE Energy Company and DT Midstream after the Separation with respect to all tax matters

Tennessee Pipeline	Tennessee Gas Pipeline Company, LLC, owned by Kinder Morgan, Inc.

Term Loan Facility	DT Midstream's term loan facility issued under the Credit Agreement

Texas Eastern Pipeline	Texas Eastern Transmission, LP, owned by Enbridge Inc.

Topic 606	FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, as amended

U.S.	United States of America

USD	United States Dollar ($)

Vector Pipeline	A 348-mile interstate pipeline and five compression facilities connecting Illinois, Michigan, and Ontario market centers, in which DT Midstream owns a 40% interest

VIE	Variable Interest Entity

Washington 10 Storage Complex	A storage system located in Michigan with 94 Bcf of storage capacity, in which DT Midstream owns a 91% interest

2029 Notes	Senior unsecured notes of $1.1 billion in aggregate principal amount due June 2029

2031 Notes	Senior unsecured notes of $1.0 billion in aggregate principal amount due June 2031

2032 Notes	Senior secured notes of $600 million in aggregate principal amount due April 2032

FILING FORMAT

This Form 10-Q should be read in its entirety. This Form 10-Q should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements and with Management's Discussion and Analysis included in DT Midstream's 2022 Annual Report on Form 10-K.

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
•the allocation of tax attributes from DTE Energy Company in accordance with the Tax Matters Agreement; and
•the risks described in our Annual Report on Form 10-K for the year ended December 31, 2022 and our reports and registration statements filed from time to time with the SEC.
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

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements

DT Midstream, Inc.
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended
	March 31,
	2023	2022
	(millions, except per share amounts)
Revenues
Operating revenues	$220	$215
Operating Expenses
Operation and maintenance	58	61
Depreciation and amortization	43	42
Taxes other than income	9	8
Operating Income	110	104
Other (Income) and Deductions
Interest expense	38	31
Earnings from equity method investees	(50)	(36)
Other (income) and expense	(1)	—
Income Before Income Taxes	123	109
Income Tax Expense	39	25
Net Income	84	84
Less: Net Income Attributable to Noncontrolling Interests	3	3
Net Income Attributable to DT Midstream	$81	$81

Basic Earnings per Common Share
Net Income Attributable to DT Midstream	$0.84	$0.84

Diluted Earnings per Common Share
Net Income Attributable to DT Midstream	$0.84	$0.84

Weighted Average Common Shares Outstanding
Basic	96.8	96.7
Diluted	97.4	97.0

See Notes to Consolidated Financial Statements (Unaudited)

DT Midstream, Inc.
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended
	March 31,
	2023	2022
	(millions)
Net Income	$84	$84
Foreign currency translation and unrealized gain on derivatives, net of tax	1	—
Other comprehensive income	1	—
Comprehensive income	85	84
Less: Comprehensive income attributable to noncontrolling interests	3	3
Comprehensive Income Attributable to DT Midstream	$82	$81

See Notes to Consolidated Financial Statements (Unaudited)

DT Midstream, Inc.
Consolidated Statements of Financial Position
(Unaudited)

	March 31,	December 31,
	2023	2022
	(millions)
ASSETS
Current Assets
Cash and cash equivalents	$95	$61
Accounts receivable (net of $— allowance for expected credit loss for each period end)	122	161
Deferred property taxes	17	22
Prepaid expenses and other	15	18
	249	262
Investments
Investments in equity method investees	2,171	2,200

Property
Property, plant, and equipment	4,757	4,534
Accumulated depreciation	(757)	(728)
	4,000	3,806
Other Assets
Goodwill	473	473
Long-term notes receivable — related party	4	4
Operating lease right-of-use assets	42	31
Intangible assets, net	2,011	2,025
Other	31	32
	2,561	2,565
Total Assets	$8,981	$8,833

See Notes to Consolidated Financial Statements (Unaudited)

DT Midstream, Inc.
Consolidated Statements of Financial Position
(Unaudited)

	March 31,	December 31,
	2023	2022
	(millions, except shares)
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$107	$119
Short-term borrowings	410	330
Operating lease liabilities	17	16
Dividends payable	67	62
Interest payable	39	10
Property taxes payable	22	29
Accrued compensation	6	20
Other	30	28
	698	614

Long-Term Debt	3,061	3,059

Other Liabilities
Deferred income taxes	959	923
Operating lease liabilities	28	19
Other	70	64
	1,057	1,006
Total Liabilities	4,816	4,679

Commitments and Contingencies (Note 9)

Stockholders' Equity
Preferred stock ($0.01 par value, 50,000,000 shares authorized, and no shares issued or outstanding at March 31, 2023 and December 31, 2022)	—	—
Common stock ($0.01 par value, 550,000,000 shares authorized, and 96,890,219 and 96,754,549 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively)	1	1
Additional paid in capital	3,470	3,469
Retained earnings	561	547
Accumulated other comprehensive income (loss)	(9)	(10)
Total DT Midstream Equity	4,023	4,007
Noncontrolling interests	142	147
Total Equity	4,165	4,154
Total Liabilities and Equity	$8,981	$8,833

See Notes to Consolidated Financial Statements (Unaudited)

DT Midstream, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	March 31,
	2023	2022
	(millions)
Operating Activities
Net Income	$84	$84
Adjustments to reconcile Net Income to Net cash and cash equivalents from operating activities:
Depreciation and amortization	43	42
Stock-based compensation	5	4
Amortization of operating lease right-of-use assets	5	5
Deferred income taxes	36	22
Earnings from equity method investees	(50)	(36)
Dividends from equity method investees	68	48
Changes in assets and liabilities:
Accounts receivable, net	39	50
Accounts payable	(8)	(2)
Interest payable	29	22
Other current and noncurrent assets and liabilities	(7)	(5)
Net cash and cash equivalents from operating activities	244	234
Investing Activities
Plant and equipment expenditures	(228)	(20)
Distributions from equity method investees	14	2
Contributions to equity method investees	(2)	—
Notes receivable — third party and related party	—	1
Net cash and cash equivalents from (used for) investing activities	(216)	(17)
Financing Activities
Repayment of long-term debt	—	(3)
Borrowings under the Revolving Credit Facility	195	—
Repayment of borrowings under the Revolving Credit Facility	(115)	—
Repurchase of common stock	—	(3)
Distributions to noncontrolling interests	(8)	(4)
Dividends paid on common stock	(62)	(58)
Other financing activities	(4)	—
Net cash and cash equivalents from (used for) financing activities	6	(68)
Net Increase (Decrease) in Cash and Cash Equivalents	34	149
Cash and Cash Equivalents at Beginning of Period	61	132
Cash and Cash Equivalents at End of Period	$95	$281

Supplemental disclosure of cash information
Cash paid for:
Interest, net of interest capitalized	$6	$6
Income taxes	—	1
Supplemental disclosure of non-cash investing and financing activities
Plant and equipment expenditures in accounts payable and other accruals	$95	$9

See Notes to Consolidated Financial Statements (Unaudited)

DT Midstream, Inc.
Consolidated Statements of Changes in Stockholders' Equity
(Unaudited)

			Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests
	Common Stock
	Shares	Amount					Total
	(dollars in millions, shares in thousands)
Balance, December 31, 2022	96,755	$1	$3,469	$547	$(10)	$147	$4,154
Net Income	—	—	—	81	—	3	84
Dividends declared on common stock ($0.69 per common share)	—	—	—	(67)	—	—	(67)
Distributions to noncontrolling interests	—	—	—	—	—	(8)	(8)
Stock-based compensation	135	—	1	—	—	—	1
Other comprehensive income, net of tax	—	—	—	—	1	—	1
Balance, March 31, 2023	96,890	$1	$3,470	$561	$(9)	$142	$4,165

			Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests
	Common Stock
	Shares	Amount					Total
	(dollars in millions, shares in thousands)
Balance, December 31, 2021	96,734	$1	$3,450	$431	$(10)	$149	$4,021
Net Income	—	—	—	81	—	3	84
Dividends declared on common stock ($0.64 per common share)	—	—	—	(62)	—	—	(62)
Distributions to noncontrolling interests	—	—	—	—	—	(4)	(4)
Stock-based compensation	57	—	3	(1)	—	—	2
Repurchase of common stock	(57)	—	—	(3)	—	—	(3)
Balance, March 31, 2022	96,734	$1	$3,453	$446	$(10)	$148	$4,038

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
Basis of Presentation
The DT Midstream Consolidated Financial Statements and Notes to Consolidated Financial Statements are prepared under GAAP. These accounting principles require management to use estimates and assumptions that impact reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities. Actual results may differ from DT Midstream’s estimates. DT Midstream believes the assumptions underlying these financial statements are reasonable. Certain prior-period amounts have been reclassified to conform to current-year presentation.
In DT Midstream's opinion, the accompanying unaudited Consolidated Financial Statements include all adjustments, consisting of normal recurring adjustments, necessary to present a fair statement of our financial position as of March 31, 2023, results of operations for the three months ended March 31, 2023 and 2022, statement of changes in stockholders' equity for the three months ended March 31, 2023 and 2022, and cash flows for the three months ended March 31, 2023 and 2022. The balance sheet as of December 31, 2022 was derived from audited annual financial statements but does not include all disclosures required by GAAP. Financial results for this interim period are not necessarily indicative of results that may be expected for any other interim period or for the year ending December 31, 2023. The Consolidated Financial Statements should be read in conjunction with DT Midstream Consolidated Financial Statements and Notes to Consolidated Financial Statements included in DT Midstream's 2022 Annual Report on Form 10-K.
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

DT Midstream, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
The following table summarizes the major line items in the Consolidated Statements of Financial Position for consolidated VIEs as of March 31, 2023 and December 31, 2022. All assets and liabilities of a consolidated VIE are presented where it has been determined that a consolidated VIE has either (1) assets that can be used only to settle obligations of the VIE or (2) liabilities for which creditors do not have recourse to the general credit of the primary beneficiary. The assets and liabilities of consolidated VIEs that meet the definition of a business and whose assets can be used for purposes other than the settlement of the VIEs' obligations have been excluded from the table below.
Amounts for consolidated VIEs are as follows:

	March 31,	December 31,
	2023	2022
	(millions)
ASSETS (a)
Cash	$3	$27
Accounts receivable	9	9
Other current assets	1	3
Intangible assets, net	494	498
Property, plant and equipment, net	400	403
Goodwill	25	25
	$932	$965

LIABILITIES (a)
Accounts payable and other current liabilities	$3	$4
Other noncurrent liabilities	4	4
	$7	$8
_____________________________________
(a)Amounts shown are 100% of the consolidated VIEs' assets and liabilities.
Related Parties
Transactions between DT Midstream and its equity method investees have been presented as related party transactions in the accompanying Consolidated Financial Statements.
Equity Method Investments
Investments in non-consolidated affiliates that are not controlled by DT Midstream, but over which we have significant influence, are accounted for using the equity method of accounting. Under the equity method, investments are recorded at historical cost as an asset and adjusted for capital contributions, dividends and distributions received, and the Company's share of the investee's earnings or losses, which are recorded as earnings from equity method investees on the Consolidated Statements of Operations. DT Midstream's equity method investments are periodically evaluated for certain factors that may be indicative of other-than-temporary impairment. As of March 31, 2023 and December 31, 2022, DT Midstream’s carrying amounts of investments in equity method investees exceeded our share of the underlying equity in the net assets of the investees by $364 million and $368 million, respectively. The difference will be amortized over the life of the underlying assets. As of March 31, 2023 and December 31, 2022, DT Midstream's consolidated retained earnings balance includes undistributed earnings from equity method investments of $11 million and $43 million, respectively.
Equity method investees are described below:

	Investments As of		% Owned As of
	March 31,	December 31,	March 31,	December 31,
Equity Method Investee	2023	2022	2023	2022
	(millions)
NEXUS	$1,294	$1,313	50%	50%
Vector Pipeline	137	135	40%	40%
Millennium Pipeline	740	752	52.5%	52.5%
Total investments in equity method investees	$2,171	$2,200

DT Midstream, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
In October 2022, DT Midstream closed on the $552 million purchase of an additional 26.25% ownership interest in Millennium Pipeline from National Grid. The transaction was financed with cash on hand and available capacity under the Company's Revolving Credit Facility. The purchase constituted National Grid's full ownership interests in Millennium Pipeline, and brought DT Midstream's total ownership interest in Millennium Pipeline to 52.5%. DT Midstream accounts for its ownership interest in Millennium Pipeline under the equity method of accounting. Millennium is not a VIE and DT Midstream does not have a controlling interest due to shared control with its partner over all of Millennium's significant business activities. DT Midstream’s carrying amount of the Millennium Pipeline investment exceeded our share of the underlying equity in the net assets of the Millennium Pipeline by $343 million on the acquisition date.
The following table presents summarized financial information of DT Midstream's non-consolidated equity method investees. The amounts included below represent 100% of the results of continuing operations of such entities, including the portion owned by other parties.
Summarized income statement data is as follows:

	Three Months Ended
	March 31,
	2023	2022
	(millions)
Operating revenues	$211	$198
Operating expenses	94	94
Net Income	$110	$95

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
DT Midstream regularly monitors the credit quality of its financing receivables by reviewing counterparty credit quality indicators and monitoring for triggering events, such as a credit rating downgrade or bankruptcy. DT Midstream has three internal grades of credit quality, with internal grade 1 as the lowest risk and internal grade 3 as the highest risk. The related credit quality indicators and risk ratings utilized to develop the internal grades have been updated through March 31, 2023. As of March 31, 2023, the Notes receivable — related party of $4 million, which originated prior to 2021, was classified as internal grade 1. There are no notes receivable on nonaccrual status and no past due financing receivables as of March 31, 2023.
For trade accounts receivable, the customer allowance for expected credit loss is calculated based on specific review of future collections based on receivable balances generally in excess of 30 days. Existing and future economic conditions, historical loss rates, customer trends and other relevant factors that may affect our ability to collect are also considered. Receivables are written off on a specific identification basis and determined based on the particular circumstances of the associated receivable. Uncollectible expense (recovery) was zero for the three months ended March 31, 2023 and 2022.
Our collections on accounts receivable from customers are current, and no material rate of historical loss was noted, which resulted in no allowance for expected credit loss as of March 31, 2023. Any balance would be shown as a deduction from the respective financing receivable's balance in the Consolidated Statements of Financial Position.
Operation and Maintenance
Operation and maintenance is primarily comprised of costs for labor and employee benefits, outside services, materials, compression, purchased natural gas, operating lease costs, office costs, and other operating and maintenance costs.

DT Midstream, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
NOTE 3 — GOODWILL
DT Midstream has goodwill that resulted from business combinations. The carrying value of goodwill is evaluated for impairment on an annual basis or whenever events or circumstances indicate that the value of goodwill may be impaired. We performed our prior year annual impairment test as of October 1, 2022 and determined that the estimated fair value of each reporting unit exceeded its carrying value, and no impairment existed. No additions, impairments or other changes occurred during the three months ended March 31, 2023.
The following is the summary of the carrying amount of goodwill:

	March 31,	December 31,
	2023	2022
	(millions)
Pipeline	$53	$53
Gathering	420	420
Total	$473	$473
While we believe the estimates and assumptions in the estimated fair value are reasonable, the actual results may differ from projections. To the extent projected results or cash flows are revised downward, the reporting unit may be required to write down all or a portion of its goodwill, which would adversely impact our earnings. If current expectations of future long-term growth are not met or market factors outside of our control change, such as U.S. Treasury Rates, a sustained further decline in our market capitalization, or a further decline in midstream industry transaction multiples, this may lead to a goodwill impairment in the future.

NOTE 4 — REVENUE
Disaggregation of Revenue

The following is a summary of revenues disaggregated by segment:

	Three Months Ended
	March 31,
	2023	2022
	(millions)
Pipeline (a)	$85	$77
Gathering	135	138
Total operating revenues	$220	$215
__________________________________
(a)Includes revenues outside the scope of Topic 606 primarily related to contracts accounted for as leases of $1 million and $2 million for the three months ended March 31, 2023 and 2022, respectively.

DT Midstream, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
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
Contract Liabilities
The following is a summary of contract liability activity:

2023
(millions)
Balance at January 1	$32
Increases due to cash received or receivable, excluding amounts recognized as revenue during the period	5
Revenue recognized that was included in the balance at the beginning of the period	(1)
Balance at March 31	$36
The contract liabilities at DT Midstream generally represent amounts paid by customers for which the associated performance obligation has not yet been satisfied. Contract liabilities associated with these services are recognized upon delivery of the service to the customer.
The following table presents contract liability amounts as of March 31, 2023 that are expected to be recognized as revenue in future periods:

(millions)
Remainder of 2023	$3
2024	4
2025	5
2026	5
2027	5
2028 and thereafter	14
Total	$36

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
The following table presents revenue amounts related to fixed consideration associated with unsatisfied performance obligations as of March 31, 2023 that are expected to be recognized as revenue in future periods:

(millions)
Remainder of 2023	$79
2024	96
2025	86
2026	57
2027	35
2028 and thereafter	50
Total	$403
Costs to Obtain or Fulfill a Contract
DT Midstream recognizes an asset from the costs incurred to obtain a revenue contract only if it expects to recover those costs. In addition, the costs to fulfill a revenue contract are capitalized if the costs are specifically identifiable to a revenue contract, would result in enhancing resources that will be used in satisfying performance obligations in the future, and are expected to be recovered. These capitalized costs are amortized on a systematic basis consistent with the pattern of transfer of the services to which such costs relate.
As of both March 31, 2023 and December 31, 2022, the Company had capitalized costs to obtain or fulfill a contract of $19 million, which are included in other current assets and other noncurrent assets in the accompanying Consolidated Statements of Financial Position. During the three months ended March 31, 2023 and 2022, we recognized less than $1 million of amortization expense related to such capitalized costs.

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
The following is a reconciliation of DT Midstream's basic and diluted earnings per share calculation:

	Three Months Ended
	2023	2022
	(millions, except per share amounts)
Basic and Diluted Earnings per Common Share
Net Income Attributable to DT Midstream	$81	$81
Average number of common shares outstanding — basic	96.8	96.7

Incremental shares attributable to:
Average dilutive restricted stock units and performance share awards	0.6	0.3
Average number of common shares outstanding — diluted	97.4	97.0

Basic Earnings per Common Share	$0.84	$0.84
Diluted Earnings per Common Share	$0.84	$0.84
DT Midstream declared the following cash dividends:

Dividends Declared	Dividend Amount		Dividend Payment Date
(quarter ended)	(per-share)	(millions)
2022
March 31	$0.64	$62	April 2022
June 30	$0.64	$62	July 2022
September 30	$0.64	$62	October 2022
December 31	$0.64	$62	January 2023
2023
March 31	$0.69	$67	April 2023

NOTE 6 — INCOME TAXES
Effective Tax Rates
DT Midstream records income taxes during the interim period using an estimated annual effective tax rate ("ETR") and recognizes specific events discretely as they occur.
The interim period ETRs of DT Midstream are 32% and 23% for the three months ended March 31, 2023 and 2022, respectively. The difference between the interim ETRs and federal statutory rate of 21% is primarily related to state income taxes. The increase in the interim ETRs for the comparative period is driven by remeasurements of state deferred taxes for changes in tax status and apportionment rates.

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
Fair Value of Financial Instruments
The following table presents the carrying amount and fair value of financial instruments:

	March 31, 2023				December 31, 2022
	Carrying	Fair Value			Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3	Amount	Level 1	Level 2	Level 3
	(millions)
Cash equivalents (a)	$60	$—	$60	$—	$—	$—	$—	$—
Long-term notes receivable — related party	4	—	—	4	4	—	—	4
Short-term borrowings (a)	410	—	410	—	330	—	330	—
Long-term debt (b)	$3,061	$—	$2,776	$—	$3,059	$—	$2,701	$—
______________________________________
(a)Short-term borrowings and money market cash equivalents are stated at cost, which approximates fair value.
(b)Carrying value represents principal of $3,099 million, net of unamortized debt discounts and issuance costs.

DT Midstream, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
NOTE 8 — DEBT
Long-Term Debt
DT Midstream's long-term debt outstanding included:

			Maturity	March 31,	December 31,
Title	Type	Interest Rate	Date (d)	2023	2022
				(millions)
2029 Notes	Senior Notes (b)	4.125%	2029	$1,100	$1,100
2031 Notes	Senior Notes (b)	4.375%	2031	1,000	1,000
2032 Notes	Senior Secured Notes (c)	4.300%	2032	600	600
Term Loan Facility	Term Loan Facility	Variable (a)	2028	399	399
Long-term debt principal				3,099	3,099
Unamortized debt discount				(3)	(3)
Unamortized debt issuance costs				(35)	(37)
Long-term debt				$3,061	$3,059
______________________________
(a) Variable rate is LIBOR plus 2.00%, where LIBOR will not be less than 0.50%. The Term Loan Facility includes $399 million with a one-month LIBOR interest period which ended April 28, 2023.
(b) Interest payable semi-annually in arrears each June 15 and December 15.
(c) Interest payable semi-annually in arrears each April 15 and October 15.
(d) DT Midstream does not have any scheduled debt maturities until 2028.
Short-Term Credit Arrangements and Borrowings
The following table presents the availability under the Revolving Credit Facility:

March 31,
2023
(millions)
Total availability
Revolving Credit Facility, expiring October 2027	$1,000
Amounts outstanding
Revolving Credit Facility borrowings	410
Letters of credit	39
449
Net availability	$551
Borrowings under the Revolving Credit Facility are used for general corporate purposes, acquisitions, and letter of credit issuances to support DT Midstream's operations and liquidity. Revolving Credit Facility related issuance and amendment costs, net of amortization, were $7 million and $8 million, as of March 31, 2023 and December 31, 2022, respectively. These costs are included in Other noncurrent assets on DT Midstream's Consolidated Statements of Financial Position and are being amortized over the remaining term of the Revolving Credit Facility.

DT Midstream, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
The Credit Agreement covering the Term Loan Facility and Revolving Credit Facility includes financial covenants that DT Midstream must maintain. These covenants restrict the ability of DT Midstream and its subsidiaries to incur additional indebtedness and guarantee indebtedness, create or incur liens, engage in mergers, consolidations, liquidations or dissolutions, sell, transfer or otherwise dispose of assets, make investments, acquisitions, loans or advances, pay dividends and distributions or repurchase capital stock, prepay, redeem or repurchase certain junior indebtedness, enter into agreements that limit the ability of the restricted subsidiaries to make distributions to DT Midstream or the ability of DT Midstream and its restricted subsidiaries to incur liens on assets and enter into certain transactions with affiliates. The Term Loan Facility requires the maintenance of a minimum debt service coverage ratio of 1.1 to 1, and the Revolving Credit Facility requires maintenance of (i) a maximum consolidated net leverage ratio of 5 to 1, and (ii) a minimum interest coverage ratio of no less than 2.5 to 1. The debt service coverage ratio means the ratio of annual consolidated EBITDA to debt service, as defined in the Credit Agreement. The consolidated net leverage ratio means the ratio of net debt determined in accordance with GAAP to annual consolidated EBITDA. The interest coverage ratio means the ratio of annual consolidated EBITDA to annual interest expense, as defined in the Credit Agreement. At March 31, 2023, the debt service coverage ratio, the consolidated net leverage ratio and the interest coverage ratio was 6.9 to 1, 3.7 to 1 and 6.0 to 1, respectively, and DT Midstream was in compliance with these financial covenants.

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
Guarantees
In certain limited circumstances, DT Midstream enters into contractual guarantees. DT Midstream may guarantee another entity's obligation in the event it fails to perform and may provide guarantees in certain indemnification agreements. DT Midstream did not have any guarantees of other parties' obligations as of March 31, 2023.
Vector Pipeline Line of Credit
DT Midstream is the lender under a revolving term credit facility to Vector Pipeline, the borrower, in the amount of Canadian $70 million. The credit facility was executed in response to the passage of Canadian regulations requiring oil and gas pipelines to demonstrate their financial ability to respond to a catastrophic event and exists for the sole purpose of satisfying these regulations. Vector Pipeline may only draw upon the facility if the funds are required to respond to a catastrophic event. The maximum potential payout at March 31, 2023 is USD $52 million. The funding of a loan under the terms of the credit facility is considered remote.
Environmental Contingencies
In order to comply with certain state environmental regulations, DT Midstream has an obligation to restore pipeline right-of-way slope failures that may arise in the ordinary course of business in the Utica and Marcellus formations. Slope restoration expenditures are typically capital in nature. As of both March 31, 2023 and December 31, 2022, DT Midstream had accrued contingent liabilities of $19 million for future slope restoration expenditures. The accrual is included in Other current liabilities and Other liabilities in the Consolidated Statements of Financial Position. DT Midstream believes the accrued amounts are sufficient to cover estimated future expenditures.

DT Midstream, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
NOTE 10 — SEGMENT AND RELATED INFORMATION
DT Midstream sets strategic goals, allocates resources, and evaluates performance based on the following structure:
The Pipeline segment owns and operates interstate and intrastate natural gas pipelines, storage systems, and natural gas gathering lateral pipelines. The segment also has interests in equity method investees that own and operate interstate natural gas pipelines. The Pipeline segment is also engaged in the transportation and storage of natural gas for intermediate and end user customers. During the three months ended March 31, 2023, DT Midstream completed the conversion of the Michigan Gathering System and began providing services under a new long-term dry gas transmission contract. During the three months ended March 31, 2023, the Michigan Gathering System financial results are presented in the Pipeline segment. The prior period comparative activity was for gathering services and therefore was not revised.
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
Inter-segment billing for goods and services exchanged between segments is based upon contracted prices of the provider. Inter-segment billings were not significant for the three months ended March 31, 2023 and 2022.
The following table presents financial data by business segment:

	Three Months Ended
	March 31,
	2023	2022
	(millions)
Operating Revenues
Pipeline	$85	$77
Gathering	135	138
Total	$220	$215

	Three Months Ended
	March 31,
	2023	2022
	(millions)
Net Income Attributable to DT Midstream by Segment
Pipeline	$57	$48
Gathering	24	33
Total	$81	$81

NOTE 11 — SUBSEQUENT EVENT
NEXUS Financing
On April 6, 2023, NEXUS priced $750 million of senior unsecured notes with a weighted-average coupon rate of 5.52%. On April 28, 2023, NEXUS closed the notes offering, and by mid-May DT Midstream will receive a distribution from NEXUS for $375 million, less fees and expenses. DT Midstream intends to use the proceeds from the distribution to fund organic growth and repay borrowings outstanding under our Revolving Credit Facility.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion of our results of operations and financial condition should be read in conjunction with our Consolidated Financial Statements and the Notes to Consolidated Financial Statements, which are included under Part I, Item 1 of this quarterly report, and the historical consolidated financial statements and notes thereto, which are included in the DT Midstream 2022 Annual Report on Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties. The forward-looking statements are not historical facts, but rather are based on current expectations, estimates, assumptions and projections about the midstream industry and our business and financial results. Our actual results could differ materially from the results contemplated by these forward-looking statements due to a number of factors, including those discussed in the sections entitled "Forward-Looking Statements" and "Risk Factors."
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
We have an established history of stable, long-term growth with contractual cash flows from customers that include natural gas producers, local distribution companies, electric power generators, industrials, and national marketers.
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
For purposes of the following discussion, any increases or decreases refer to the comparison of the three months ended March 31, 2023 to the three months ended December 31, 2022, and the three months ended March 31, 2023 to the three months ended March 31, 2022, as applicable.
The following table summarizes our consolidated financial results:

	Three Months Ended
	March 31,	December 31,	March 31,
	2023	2022	2022
	(millions, except per share amounts)
Operating revenues	$220	$243	$215
Net Income Attributable to DT Midstream	81	85	81
Diluted Earnings per Common Share	$0.84	$0.88	$0.84

	Three Months Ended
	March 31,	December 31,	March 31,
	2023	2022	2022
	(millions)
Net Income Attributable to DT Midstream by Segment
Pipeline	$57	$58	$48
Gathering	24	27	33
Total	$81	$85	$81

Pipeline
The Pipeline segment consists of our interstate pipelines, intrastate pipelines, storage systems, lateral pipelines including related treatment plants and compression and surface facilities. This segment also includes our equity method investments. During the three months ended March 31, 2023, DT Midstream completed the conversion of the Michigan Gathering System and began providing services under a new long-term dry gas transmission contract. During the three months ended March 31, 2023, the Michigan Gathering System financial results are presented in the Pipeline segment. The prior period comparative activity was for gathering services and therefore was not revised.
Pipeline results and outlook are discussed below:

	Three Months Ended
	March 31,	December 31,	March 31,
	2023	2022	2022
	(millions)
Operating revenues	$85	$92	$77
Operation and maintenance	11	17	13
Depreciation and amortization	16	17	16
Taxes other than income	4	2	4
Operating Income	54	56	44
Interest expense	16	16	13
Earnings from equity method investees	(50)	(43)	(36)
Income Tax Expense	28	22	16
Net Income	60	61	51
Less: Net Income Attributable to Noncontrolling Interests	3	3	3
Net Income Attributable to DT Midstream	$57	$58	$48
Operating revenues decreased $7 million compared to the three months ended December 31, 2022 primarily due to lower short-term contract rates on LEAP of $3 million, lower estimated recovery of operational flow order fees of $4 million which is offset in operation and maintenance expense, and lower Stonewall Gas Gathering volumes of $2 million, partially offset by new transmission service contracts at the Michigan Gathering System of $2 million. Operating revenues increased $8 million compared to the three months ended March 31, 2022 primarily due to higher short-term contracting at Washington 10 Storage Complex of $4 million, higher volumes on Stonewall Gas Gathering of $3 million, and new transmission service contracts at the Michigan Gathering System of $2 million.
Operation and maintenance expense decreased $6 million compared to the three months ended December 31, 2022 primarily due to lower operational flow order fees of $4 million and lower maintenance on Bluestone.
Interest expense increased $3 million compared to the three months ended March 31, 2022 primarily due to interest related to the 2032 Notes, higher outstanding borrowings under the Revolving Credit Facility, and higher interest rates on the Term Loan Facility. This increase was partially offset by a lower balance on the Term Loan Facility and higher capitalized interest due to additional construction in progress during 2023.
Earnings from equity method investees increased $7 million compared to the three months ended December 31, 2022 primarily due to a 2022 goodwill impairment at Generation Pipeline of $7 million. Earnings from equity method investees increased $14 million compared to the three months ended March 31, 2022 primarily due to the higher ownership percentage in Millennium of $8 million, and higher contract rates and additional customers at NEXUS of $5 million.
Income tax expense increased $6 million compared to the three months ended December 31, 2022 and $12 million compared to the three months ended March 31, 2022, respectively, primarily due to a higher effective tax rate driven by the remeasurement of state deferred taxes in 2023 and an increase in Income before income taxes. See Note 6, "Income Taxes" to the Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.

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
Gathering
The Gathering segment includes gathering systems, related treatment plants and compression and surface facilities. Gathering results and outlook are discussed below:

	Three Months Ended
	March 31,	December 31,	March 31,
	2023	2022	2022
	(millions)
Operating revenues	$135	$151	$138
Operation and maintenance	47	61	48
Depreciation and amortization	27	27	26
Taxes other than income	5	3	4
Operating Income	56	60	60
Interest expense	22	22	18
Interest income	—	(1)	—
Other (income) and expense	(1)	(1)	—
Income Tax Expense	11	13	9
Net Income Attributable to DT Midstream	$24	$27	$33
Operating revenues decreased $16 million compared to the three months ended December 31, 2022 primarily due to lower Blue Union revenues of $14 million driven by lower recoveries of production-related operating expenses of $9 million, lower gathering volumes of $2 million, and lower firm revenue of $3 million. Operating revenues decreased $3 million compared to the three months ended March 31, 2022 primarily due to lower Blue Union revenues of $5 million and lower Susquehanna Gathering System volumes of $2 million, partially offset by higher Appalachia Gathering System volumes of $4 million. Lower Blue Union revenues were driven by lower volumes and lower recoveries of production-related operating expenses, partially offset by new contracts.
Operation and maintenance expense decreased $14 million compared to the three months ended December 31, 2022 primarily due to lower production-related operating expenses and planned maintenance at Blue Union of $11 million and lower production-related operating expenses at the Appalachia Gathering System of $2 million.
Interest expense increased $4 million compared to the three months ended March 31, 2022 primarily due to interest related to the 2032 Notes, higher outstanding borrowings under the Revolving Credit Facility, and higher interest rates on the Term Loan Facility. The increase was partially offset by a lower balance on the Term Loan Facility and higher capitalized interest due to additional construction in progress during 2023.
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

	Three Months Ended
	March 31,
	2023	2022
	(millions)
Cash and Cash Equivalents at Beginning of Period	$61	$132
Net cash and cash equivalents from operating activities	244	234
Net cash and cash equivalents from (used for) investing activities	(216)	(17)
Net cash and cash equivalents from (used for) financing activities	6	(68)
Net Increase (Decrease) in Cash and Cash Equivalents	34	149
Cash and Cash Equivalents at End of Period	$95	$281
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
Net cash and cash equivalents from operating activities increased $10 million in the three months ended March 31, 2023, primarily due to an increase in dividends received from equity method investees and an increase in operating income after adjustment for non-cash items including depreciation and amortization expense, stock-based compensation, amortization of operating lease right-of-use assets, and assets (gains) losses and impairments. These increases were partially offset by a decrease in working capital changes and an increase in interest expense in 2023.

Investing Activities
Cash outflows associated with our investing activities are primarily the result of plant and equipment expenditures, acquisitions, and contributions to equity method investees. Cash inflows from our investing activities are generated from proceeds from sale or collection of notes receivable, distributions received from equity method investees, and proceeds from asset sales.
Net cash and cash equivalents used for investing activities increased $199 million in the three months ended March 31, 2023 primarily due to an increase in cash used for plant and equipment expenditures for expansions on LEAP, Blue Union, and the Appalachia Gathering System, partially offset by higher distributions from equity method investees in 2023.
Financing Activities
During the three months ended March 31, 2023 and 2022, DT Midstream paid cash dividends on common stock of $62 million and $58 million, respectively. See Note 5, "Earnings Per Share and Dividends" to the Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.
Net cash and cash equivalents from financing activities of $6 million in the three months ended March 31, 2023 increased as compared to net cash and cash equivalents used for financing activities of $68 million in the three months ended March 31, 2022. The increase was driven by higher net borrowings under the revolving credit facility in 2023. The increase was partially offset by higher distributions to noncontrolling interests and higher dividends paid on common stock in 2023.
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
Our sources of liquidity include cash generated from operating activities and available borrowings under our Revolving Credit Facility. As of March 31, 2023, we had $39 million of letters of credit outstanding and $410 million of borrowings outstanding under our Revolving Credit Facility. We had approximately $646 million of available liquidity as of March 31, 2023, consisting of amounts available under our Revolving Credit Facility and cash and cash equivalents. By mid-May DT Midstream will receive a distribution from NEXUS for $375 million, less fees and expenses. DT Midstream intends to use the proceeds from the distribution to fund organic growth and repay borrowings outstanding under our Revolving Credit Facility. See Note 11, "Subsequent Event" to the Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.
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
Goodwill
We have goodwill that resulted from business combinations. Annually as of October 1st, an impairment test for goodwill is performed which compares the fair value of each reporting unit to its carrying value including goodwill. In between annual impairment tests, we monitor our estimates and assumptions regarding estimated future cash flows, including the impact of movements in market indicators. An interim impairment test is performed whenever a triggering event occurs or circumstances indicate that the value of goodwill may be impaired.
The estimated fair value in our annual goodwill impairment analysis utilizes significant assumptions that require judgement by management. One such significant assumption is the weighted average cost of capital (WACC) which is used to discount estimates of projected future results and cash flows to be generated by each reporting unit. We have noted a slight decline in our WACC for each reporting unit since our last annual goodwill impairment test. Our annual goodwill impairment analysis includes a comparison of the estimated fair value of the Company as a whole to our market capitalization. Management also compares the implied market multiple of the estimated fair value of each reporting unit to midstream industry transaction multiples. We have noted a recent decline in our consolidated market capitalization and gathering-related midstream industry transaction multiples since our last annual goodwill impairment test. After assessing all relevant facts and circumstances, we have concluded that no triggering event has occurred that indicates it is more likely than not that the goodwill is impaired for either reporting unit, and determined that an interim impairment test is not required. We will continue to monitor our estimates and assumptions on a quarterly basis as market conditions continue to evolve.
While we believe the estimates and assumptions in the estimated fair value are reasonable, the actual results may differ from projections. To the extent projected results or cash flows are revised downward, the reporting unit may be required to write down all or a portion of its goodwill, which would adversely impact our earnings. If current expectations of future long-term growth are not met or market factors outside of our control change, such as U.S. Treasury Rates, a sustained further decline in our market capitalization, or a further decline in midstream industry transaction multiples, this may lead to a goodwill impairment in the future.
See Part I, Item 3, "Quantitative and Qualitative Disclosures About Market Risk", in this Quarterly Report for more information on our exposure to market risk. See also "Critical Accounting Estimates" included in DT Midstream's 2022 Annual Report on Form 10-K.
OFF-BALANCE SHEET ARRANGEMENTS
We are party to off-balance sheet arrangements, which include our equity method investments. See Note 1, "Description of the Business and Basis of Presentation—Principles of Consolidation" to the Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q for further discussion of the nature, purpose and other details of such agreements.
Other off-balance sheet arrangements include the Vector Pipeline Line of Credit, which is discussed further in Note 9, "Commitments and Contingencies" to the Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.
NEW ACCOUNTING PRONOUNCEMENTS
There are no new accounting pronouncements that are expected to have a material impact on DT Midstream's consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Market Price Risk
Our business is dependent on the continued availability of natural gas production and reserves in our areas of operation. Low prices for natural gas, including those resulting from regional basis differentials, could adversely affect development of additional reserves and future production that is accessible by our pipeline and storage assets. We manage our exposure through the use of short, medium, and long-term transportation, gathering, and storage contracts. Consequently, our existing operations and cash flows have limited direct exposure to natural gas price risk.
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
We engage with customers that are sub-investment grade, including our key customer, Southwestern Energy. These customers are otherwise considered creditworthy or are required to make prepayments or provide security to satisfy credit concerns. We regularly monitor for bankruptcy proceedings that may impact our customers and had no bankruptcy proceedings during the three months ended March 31, 2023.
Interest Rate Risk
We are subject to interest rate risk in connection with the issuance of debt. Our exposure to interest rate risk arises primarily from changes in LIBOR and SOFR. As of March 31, 2023, we had floating rate debt of $809 million and a floating rate debt-to-total debt ratio of 23% related to the variable rate Term Loan Facility. See Note 8, "Debt" to the Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.
We are subject to interest rate risk in connection with our goodwill impairment assessment. See "Critical Accounting Estimates" under Part I, Item 2 of this Form 10-Q.
Summary of Sensitivity Analysis
A sensitivity analysis was performed on the fair values of our long-term debt obligations. The sensitivity analysis involved increasing and decreasing interest rates at March 31, 2023 by a hypothetical 10% and calculating the resulting change in the fair values. The hypothetical losses related to long-term debt would be realized only if we transferred all of our fixed-rate long-term debt to other creditors. The results of the sensitivity analysis are as follows:

	Assuming a 10% Increase in Rates	Assuming a 10% Decrease in Rates	Change in the Fair Value of
Activity	As of March 31, 2023
	(millions)
Interest rate risk	$(91)	$96	Long-term debt

Item 4. Controls and Procedures
(a) Evaluation of disclosure controls and procedures
Management of DT Midstream carried out an evaluation, under the supervision and with the participation of DT Midstream's Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of DT Midstream's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2023, which is the end of the period covered by this report. Based on this evaluation, DT Midstream's CEO and CFO have concluded that such disclosure controls and procedures are effective in providing reasonable assurance that information required to be disclosed by DT Midstream in reports that it files or submits under the Exchange Act (i) is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms and (ii) is accumulated and communicated to DT Midstream's management, including its CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Due to the inherent limitations in the effectiveness of any disclosure controls and procedures, management cannot provide absolute assurance that the objectives of its disclosure controls and procedures will be attained.
(b) Changes in internal control over financial reporting

There have been no changes in DT Midstream's internal control over financial reporting during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, DT Midstream's internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
For information on legal proceedings and matters related to DT Midstream, see Note 9, "Commitments and Contingencies" to the Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.
Item 1A. Risk Factors
There are various risks associated with the operations of DT Midstream's businesses. To provide a framework to understand the operating environment of DT Midstream, a brief explanation of the more significant risks associated with DT Midstream's businesses is provided in Part I, Item 1A. "Risk Factors" in DT Midstream's 2022 Annual Report on Form 10-K. Although DT Midstream has identified and disclosed key risk factors, others could emerge in the future. In addition, the following amends our discussion of risk factors contained our 2022 Annual Report on Form 10-K:
Adverse developments affecting the financial services industry, including events or concerns involving liquidity, defaults or non-performance by financial institutions or transactional counterparties, could adversely affect our business, financial condition or results of operations.
Events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems. Most recently, on March 10, 2023, Silicon Valley Bank (“SVB”) was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation (“FDIC”) as receiver. Similarly, on March 12, 2023, Signature Bank and Silvergate Capital Corp. were each swept into receivership. Although we assess our banking and customer relationships as we believe necessary or appropriate, our access to funding sources and other credit arrangements in amounts adequate to finance or capitalize our current and projected future business operations could be significantly impaired by factors that affect us, the financial services industry, our customers, our suppliers, our joint ventures, or the economy in general. These factors could include, among others, events such as liquidity constraints or failures, the ability to perform obligations under various types of financial, credit or liquidity agreements or arrangements, disruptions or instability in the financial services industry or financial markets, or concerns or negative expectations about the prospects for companies in the financial services industry.
In addition, investor concerns regarding the U.S. or international financial systems could result in less favorable commercial financing terms, including higher interest rates or costs and tighter financial and operating covenants, or systemic limitations on access to credit and liquidity sources, thereby making it more difficult for us to acquire financing on acceptable terms or at all. Any decline in available funding or access to our cash and liquidity resources could, among other risks, adversely impact our ability to meet our operating expenses, financial obligations or fulfill our other obligations, and our customers, suppliers, or joint ventures may similarly be affected, which may adversely impact us. Any of these impacts, or any other impacts resulting from the factors described above or other related or similar factors not described above, could have material adverse impacts on our liquidity and our business, financial condition or results of operations.
Item 4. Mine Safety Disclosure
Our sand mining facility in Louisiana is subject to regulation by the Federal Mine Safety and Health Administration under the Federal Mine Safety and Health Act of 1977. Information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K is included in Exhibit 95.1 to this Quarterly Report on Form 10-Q.
Item 5. Other Information
On April 6, 2023, NEXUS priced $750 million of senior unsecured notes with a weighted-average coupon rate of 5.52%. On April 28, 2023, NEXUS closed the notes offering, and by mid-May DT Midstream will receive a distribution from NEXUS for $375 million, less fees and expenses. DT Midstream intends to use the proceeds from the distribution to fund organic growth and repay borrowings outstanding under our Revolving Credit Facility.

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

(ii) Exhibits filed herewith:

31.1	Chief Executive Officer Section 302 Form 10-Q Certification of Periodic Report

31.2	Chief Financial Officer Section 302 Form 10-Q Certification of Periodic Report

95.1	Mine Safety Disclosure

101.INS	XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Database

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

(iii) Exhibits furnished herewith:

32.1	Chief Executive Officer Section 906 Form 10-Q Certification of Periodic Report

32.2	Chief Financial Officer Section 906 Form 10-Q Certification of Periodic Report

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized.

Date:	May 2, 2023
DT MIDSTREAM, INC.

		By:	/S/ JEFFREY A. JEWELL
Jeffrey A. Jewell Chief Financial and Accounting Officer
(Duly Authorized Officer)