Form 10-Q
period 2023-06-30
DT Midstream, Inc.
filed 2023-08-01
CIK 1842022

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period ended June 30, 2023
Or
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒
Number of shares of common stock outstanding as of June 30, 2023:

Description	Shares
Common stock, par value $0.01	96,902,277

1

2

DEFINITIONS
Unless the context otherwise requires, references to "we," "us," "our," "Registrant," or the "Company" and words of similar importance refer to DT Midstream and, unless otherwise specified, our consolidated subsidiaries and our unconsolidated joint ventures. As used in this Form 10-Q, the terms and definitions below have the following meanings:

Appalachia Gathering System	A 149-mile pipeline delivering Marcellus shale gas to the Texas Eastern Pipeline and Stonewall Gas Gathering

ASU	Accounting Standards Update issued by the FASB

Bcf	Billion cubic feet of natural gas

Blue Union	Blue Union Gathering System, a 385-mile gathering system delivering shale gas production from the Haynesville formation of Louisiana to markets in the Gulf Coast region

Bluestone	Bluestone Gathering Lateral Pipeline, a 65-mile lateral pipeline and two compression facilities gathering Marcellus shale gas to Millennium and the Tennessee Pipeline

Columbia Pipeline	Columbia Gas Transmission, LLC, owned by TC Energy Corporation

Credit Agreement	DT Midstream's credit agreement provides for the Term Loan Facility and Revolving Credit Facility

Distribution	Pro rata distribution to DTE Energy shareholders of all the outstanding common stock of DT Midstream upon the Separation

DTE Energy	DTE Energy Company, the consolidating entity of DT Midstream prior to the Separation

DT Midstream	DT Midstream, Inc., and our consolidated subsidiaries

FASB	Financial Accounting Standards Board

FERC	Federal Energy Regulatory Commission

GAAP	Generally Accepted Accounting Principles in the United States

Generation Pipeline	A 25-mile intrastate pipeline located in northern Ohio and owned by NEXUS

Haynesville System	System is comprised of LEAP, Blue Union and associated facilities

LEAP	Louisiana Energy Access Project gathering lateral pipeline, a 155-mile pipeline gathering Haynesville shale gas to markets in the Gulf Coast region

LNG	Liquefied natural gas

Michigan System	A 336-mile pipeline system in northern Michigan

Millennium
A 263-mile interstate pipeline and compression facilities owned by Millennium Pipeline Company, LLC serving markets in the northeast and supply from the northeast Marcellus region, in which DT Midstream owns a 52.5% interest

MVCs	Minimum volume commitments

National Grid	National Grid Millennium LLC

NEXUS
NEXUS Gas Transmission, LLC, a joint venture that owns (i) a 256-mile interstate pipeline and three compression facilities transporting Utica and Marcellus shale gas to Ohio, Michigan and Ontario market centers and (ii) Generation Pipeline, in which DT Midstream owns a 50% interest

Ohio Utica System	A new 20-mile pipeline system under construction including compression and dehydration facilities delivering Utica shale gas from producer wells to a nearby processing plant

Revolving Credit Facility	DT Midstream's secured revolving credit facility issued under the Credit Agreement

SEC	Securities and Exchange Commission

Separation	The separation and spin-off of DT Midstream from DTE Energy, effective July 1, 2021

SOFR	Secured Overnight Financing Rate

DEFINITIONS

South Romeo	South Romeo Gas Storage Corporation, a joint venture which owns the Washington 28 Storage Complex, in which DT Midstream owns a 50% interest

Southwestern Energy	Southwestern Energy Company and/or its affiliates

Stonewall Gas Gathering	Stonewall Gas Gathering Lateral Pipeline, a 68-mile pipeline in which DT Midstream owns an 85% interest, gathering Marcellus/Utica natural gas to the Columbia Pipeline

Susquehanna Gathering System	A 198-mile pipeline delivering Marcellus shale gas production to Bluestone

Tax Matters Agreement	The agreement that governs the respective rights, responsibilities and obligations of DTE Energy and DT Midstream after the Separation with respect to all tax matters

Tennessee Pipeline	Tennessee Gas Pipeline Company, LLC, owned by Kinder Morgan, Inc.

Term Loan Facility	DT Midstream's term loan facility issued under the Credit Agreement

Texas Eastern Pipeline	Texas Eastern Transmission, LP, owned by Enbridge Inc.

Topic 606	FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, as amended

U.S.	United States of America

USD	United States Dollar ($)

Vector	A 348-mile interstate pipeline and five compression facilities connecting Illinois, Michigan, and Ontario market centers, in which DT Midstream owns a 40% interest

VIE	Variable Interest Entity

Washington 10 Storage Complex	A storage system located in Michigan with 94 Bcf of storage capacity, in which DT Midstream owns a 91% interest

2029 Notes	Senior unsecured notes of $1.1 billion in aggregate principal amount due June 2029

2031 Notes	Senior unsecured notes of $1.0 billion in aggregate principal amount due June 2031

2032 Notes	Senior secured notes of $600 million in aggregate principal amount due April 2032

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

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements

DT Midstream, Inc.
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
	(millions, except per share amounts)
Revenues
Operating revenues	$224	$227	$444	$442
Operating Expenses
Operation and maintenance	60	63	118	124
Depreciation and amortization	44	42	87	84
Taxes other than income	6	8	15	16
Asset (gains) losses and impairments, net	(3)	(23)	(3)	(23)
Operating Income	117	137	227	241
Other (Income) and Deductions
Interest expense	35	33	73	64
Interest income	(1)	(1)	(1)	(1)
Earnings from equity method investees	(41)	(35)	(91)	(71)
Loss from financing activities	—	13	—	13
Other (income) and expense	—	—	(1)	—
Income Before Income Taxes	124	127	247	236
Income Tax Expense	30	33	69	58
Net Income	94	94	178	178
Less: Net Income Attributable to Noncontrolling Interests	3	3	6	6
Net Income Attributable to DT Midstream	$91	$91	$172	$172

Basic Earnings per Common Share
Net Income Attributable to DT Midstream	$0.93	$0.93	$1.77	$1.78

Diluted Earnings per Common Share
Net Income Attributable to DT Midstream	$0.93	$0.93	$1.76	$1.77

Weighted Average Common Shares Outstanding
Basic	96.9	96.7	96.9	96.7
Diluted	97.4	97.1	97.4	97.0

See Notes to Consolidated Financial Statements (Unaudited)

DT Midstream, Inc.
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
	(millions)
Net Income	$94	$94	$178	$178
Foreign currency translation and unrealized gain on derivatives, net of tax	—	1	1	1
Other comprehensive income	—	1	1	1
Comprehensive income	94	95	179	179
Less: Comprehensive income attributable to noncontrolling interests	3	3	6	6
Comprehensive Income Attributable to DT Midstream	$91	$92	$173	$173

See Notes to Consolidated Financial Statements (Unaudited)

DT Midstream, Inc.
Consolidated Statements of Financial Position
(Unaudited)

	June 30,	December 31,
	2023	2022
	(millions)
ASSETS
Current Assets
Cash and cash equivalents	$45	$61
Accounts receivable (net of $— allowance for expected credit loss for each period end)	144	161
Deferred property taxes	11	22
Prepaid expenses and other	10	18
	210	262
Investments
Investments in equity method investees	1,789	2,200

Property
Property, plant, and equipment	4,967	4,534
Accumulated depreciation	(786)	(728)
	4,181	3,806
Other Assets
Goodwill	473	473
Long-term notes receivable — related party	4	4
Operating lease right-of-use assets	43	31
Intangible assets, net	1,996	2,025
Other	30	32
	2,546	2,565
Total Assets	$8,726	$8,833

See Notes to Consolidated Financial Statements (Unaudited)

DT Midstream, Inc.
Consolidated Statements of Financial Position
(Unaudited)

	June 30,	December 31,
	2023	2022
	(millions, except shares)
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$125	$119
Short-term borrowings	100	330
Operating lease liabilities	16	16
Dividends payable	67	62
Interest payable	10	10
Property taxes payable	22	29
Accrued compensation	10	20
Other	11	28
	361	614

Long-Term Debt	3,062	3,059

Other Liabilities
Deferred income taxes	985	923
Operating lease liabilities	30	19
Other	93	64
	1,108	1,006
Total Liabilities	4,531	4,679

Commitments and Contingencies (Note 9)

Stockholders' Equity
Preferred stock ($0.01 par value, 50,000,000 shares authorized, and no shares issued or outstanding as of June 30, 2023 and December 31, 2022)	—	—
Common stock ($0.01 par value, 550,000,000 shares authorized, and 96,902,277 and 96,754,549 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively)	1	1
Additional paid in capital	3,476	3,469
Retained earnings	584	547
Accumulated other comprehensive income (loss)	(9)	(10)
Total DT Midstream Equity	4,052	4,007
Noncontrolling interests	143	147
Total Equity	4,195	4,154
Total Liabilities and Equity	$8,726	$8,833

See Notes to Consolidated Financial Statements (Unaudited)

DT Midstream, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	June 30,
	2023	2022
	(millions)
Operating Activities
Net Income	$178	$178
Adjustments to reconcile Net Income to Net cash and cash equivalents from operating activities:
Depreciation and amortization	87	84
Stock-based compensation	10	8
Amortization of operating lease right-of-use assets	9	9
Deferred income taxes	62	48
Earnings from equity method investees	(91)	(71)
Dividends from equity method investees	113	86
Asset (gains) losses and impairments, net	—	(17)
Loss from financing activities	—	13
Changes in assets and liabilities:
Accounts receivable, net	17	32
Accounts payable	(6)	(1)
Interest payable	—	6
Other current and noncurrent assets and liabilities	10	4
Net cash and cash equivalents from operating activities	389	379
Investing Activities
Plant and equipment expenditures	(421)	(55)
Proceeds from sale of notes receivable	—	22
Distributions from equity method investees	396	2
Contributions to equity method investees	(6)	(2)
Notes receivable — third party	—	2
Net cash and cash equivalents from (used for) investing activities	(31)	(31)
Financing Activities
Issuance of long-term debt, net of discount and issuance costs	—	591
Repayment of long-term debt	—	(596)
Borrowings under the Revolving Credit Facility	305	—
Repayment of borrowings under the Revolving Credit Facility	(535)	—
Repurchase of common stock	—	(3)
Distributions to noncontrolling interests	(10)	(7)
Dividends paid on common stock	(129)	(120)
Other financing activities	(5)	—
Net cash and cash equivalents from (used for) financing activities	(374)	(135)
Net Increase (Decrease) in Cash and Cash Equivalents	(16)	213
Cash and Cash Equivalents at Beginning of Period	61	132
Cash and Cash Equivalents at End of Period	$45	$345

Supplemental disclosure of cash information
Cash paid for:
Interest, net of interest capitalized	$69	$55
Income taxes	18	7
Supplemental disclosure of non-cash investing and financing activities
Plant and equipment expenditures in accounts payable and other accruals	$111	$20

See Notes to Consolidated Financial Statements (Unaudited)

DT Midstream, Inc.
Consolidated Statements of Changes in Stockholders' Equity
(Unaudited)

			Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests
	Common Stock
	Shares	Amount					Total
	(dollars in millions, shares in thousands)
Balance, December 31, 2022	96,755	$1	$3,469	$547	$(10)	$147	$4,154
Net Income	—	—	—	81	—	3	84
Dividends declared on common stock ($0.69 per common share)	—	—	—	(67)	—	—	(67)
Distributions to noncontrolling interests	—	—	—	—	—	(8)	(8)
Stock-based compensation	135	—	1	—	—	—	1
Other comprehensive income, net of tax	—	—	—	—	1	—	1
Balance, March 31, 2023	96,890	$1	$3,470	$561	$(9)	$142	$4,165
Net Income	—	—	—	91	—	3	94
Dividends declared on common stock ($0.69 per common share)	—	—	—	(67)	—	—	(67)
Distributions to noncontrolling interests	—	—	—	—	—	(2)	(2)
Stock-based compensation	12	—	6	(1)	—	—	5
Balance, June 30, 2023	96,902	$1	$3,476	$584	$(9)	$143	$4,195

			Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests
	Common Stock
	Shares	Amount					Total
	(dollars in millions, shares in thousands)
Balance, December 31, 2021	96,734	$1	$3,450	$431	$(10)	$149	$4,021
Net Income	—	—	—	81	—	3	84
Dividends declared on common stock ($0.64 per common share)	—	—	—	(62)	—	—	(62)
Distributions to noncontrolling interests	—	—	—	—	—	(4)	(4)
Stock-based compensation	57	—	3	(1)	—	—	2
Repurchase of common stock	(57)	—	—	(3)	—	—	(3)
Balance, March 31, 2022	96,734	$1	$3,453	$446	$(10)	$148	$4,038
Net Income	—	—	—	91	—	3	94
Dividends declared on common stock ($0.64 per common share)	—	—	—	(62)	—	—	(62)
Distributions to noncontrolling interests	—	—	—	—	—	(3)	(3)
Stock-based compensation	—	—	5	(1)	—	—	4
Taxes and other adjustments	—	—	—	(1)	—	—	(1)
Other comprehensive income, net of tax	—	—	—	—	1	—	1
Balance, June 30, 2022	96,734	$1	$3,458	$473	$(9)	$148	$4,071

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
In DT Midstream's opinion, the accompanying unaudited Consolidated Financial Statements include all adjustments, consisting of normal recurring adjustments, necessary to present a fair statement of our financial position as of June 30, 2023, results of operations for the three and six months ended June 30, 2023 and 2022, statement of changes in stockholders' equity for the three and six months ended June 30, 2023 and 2022, and cash flows for the six months ended June 30, 2023 and 2022. The balance sheet as of December 31, 2022 was derived from audited annual financial statements but does not include all disclosures required by GAAP. Financial results for this interim period are not necessarily indicative of results that may be expected for any other interim period or for the year ending December 31, 2023. The Consolidated Financial Statements should be read in conjunction with DT Midstream's Consolidated Financial Statements and Notes to Consolidated Financial Statements included in DT Midstream's 2022 Annual Report on Form 10-K.
Principles of Consolidation
DT Midstream consolidates all majority-owned subsidiaries and investments in entities in which we have a controlling influence. Non-controlled investments are accounted for using the equity method of accounting when DT Midstream is able to significantly influence the operating policies of the investee. When DT Midstream does not influence the operating policies of an investee, the equity investment is measured at fair value, if readily determinable, or if not readily determinable, at cost less impairment, if applicable. DT Midstream eliminates all intercompany balances and transactions.
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

DT Midstream, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

The following table summarizes the major line items in the Consolidated Statements of Financial Position for consolidated VIEs as of June 30, 2023 and December 31, 2022. All assets and liabilities of a consolidated VIE are presented where it has been determined that a consolidated VIE has either (1) assets that can be used only to settle obligations of the VIE or (2) liabilities for which creditors do not have recourse to the general credit of the primary beneficiary. The assets and liabilities of consolidated VIEs that meet the definition of a business and whose assets can be used for purposes other than the settlement of the VIEs' obligations have been excluded from the table below.
Amounts for consolidated VIEs are as follows:

	June 30,	December 31,
	2023	2022
	(millions)
ASSETS (a)
Cash	$12	$27
Accounts receivable	9	9
Other current assets	1	3
Intangible assets, net	490	498
Property, plant and equipment, net	397	403
Goodwill	25	25
	$934	$965

LIABILITIES (a)
Accounts payable and other current liabilities	$2	$4
Other noncurrent liabilities	4	4
	$6	$8
_____________________________________
(a)Amounts shown are 100% of the consolidated VIEs' assets and liabilities.
Related Parties
Transactions between DT Midstream and our equity method investees have been presented as related party transactions in the accompanying Consolidated Financial Statements.
Equity Method Investments
Non-controlled investments are accounted for using the equity method of accounting when DT Midstream is able to significantly influence the operating policies of the investee. Under the equity method of accounting, investments are recorded at historical cost as an asset and adjusted for capital contributions, dividends and distributions received, and the Company's share of the investee's earnings or losses, which are recorded as earnings from equity method investees on the Consolidated Statements of Operations. DT Midstream's equity method investments are periodically evaluated for certain factors that may be indicative of other-than-temporary impairment. As of June 30, 2023 and December 31, 2022, DT Midstream’s carrying amounts of investments in equity method investees exceeded our share of the underlying equity in the net assets of the investees by $360 million and $368 million, respectively. The difference will be amortized over the life of the underlying assets. As of June 30, 2023 and December 31, 2022, DT Midstream's consolidated retained earnings balance includes undistributed earnings from equity method investments of zero and $43 million, respectively. DT Midstream uses the cumulative earnings approach to classify proceeds received from equity method investees as dividends or distributions on the Consolidated Statement of Cash Flows.

DT Midstream, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

Equity method investees are described below:

	Investments As of		% Owned As of
	June 30,	December 31,	June 30,	December 31,
Equity Method Investee	2023	2022	2023	2022
	(millions)
NEXUS	$915	$1,313	50%	50%
Vector	137	135	40%	40%
Millennium	737	752	52.5%	52.5%
Total investments in equity method investees	$1,789	$2,200
During the three months ended June 30, 2023, NEXUS closed on the sale of $750 million of senior unsecured notes with a weighted-average coupon rate of 5.52%. DT Midstream received a distribution from NEXUS of $371 million, net of fees and expenses, which reduced our investment balance. DT Midstream used the proceeds from the distribution to repay borrowings outstanding under our Revolving Credit Facility.
In October 2022, DT Midstream closed on the $552 million purchase of an additional 26.25% ownership interest in Millennium from National Grid. The transaction was financed with cash on hand and available capacity under the Company's Revolving Credit Facility. The purchase constituted National Grid's full ownership interests in Millennium and brought DT Midstream's total ownership interest in Millennium to 52.5%. DT Midstream accounts for our ownership interest in Millennium under the equity method of accounting. Millennium is not a VIE and DT Midstream does not have a controlling interest due to shared control with our partner over all of Millennium's significant business activities. DT Midstream’s carrying amount of our Millennium investment exceeded our share of the underlying equity in the net assets of Millennium by $343 million on the acquisition date.
The following table presents summarized financial information of DT Midstream's non-consolidated equity method investees. The amounts included below represent 100% of the results of continuing operations of such entities, including the portion owned by other parties.
Summarized income statement data is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
	(millions)
Operating revenues	$199	$191	$410	$389
Operating expenses	94	94	188	188
Net Income	$91	$89	$201	$184
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
DT Midstream regularly monitors the credit quality of our financing receivables by reviewing counterparty credit quality indicators and monitoring for triggering events, such as a credit rating downgrade or bankruptcy. DT Midstream has three internal grades of credit quality, with internal grade 1 as the lowest risk and internal grade 3 as the highest risk. The related credit quality indicators and risk ratings utilized to develop the internal grades have been updated through June 30, 2023. As of June 30, 2023, the Notes receivable — related party of $4 million, which originated prior to 2021, was classified as internal grade 1. There are no notes receivable on nonaccrual status and no past due financing receivables as of June 30, 2023.

DT Midstream, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

For trade accounts receivable, the customer allowance for expected credit loss is calculated based on specific review of future collections based on receivable balances generally in excess of 30 days. Existing and future economic conditions, historical loss rates, customer trends and other relevant factors that may affect our ability to collect are also considered. Receivables are written off on a specific identification basis and determined based on the particular circumstances of the associated receivable. Uncollectible expense (recovery) was zero for the three and six months ended June 30, 2023 and 2022.
Our collections on accounts receivable from customers are current, and no material rate of historical loss was noted, which resulted in no allowance for expected credit loss as of June 30, 2023 or December 31, 2022. Any balance would be shown as a deduction from the respective financing receivable's balance in the Consolidated Statements of Financial Position.
Operation and Maintenance
Operation and maintenance is primarily comprised of costs for labor and employee benefits, outside services, materials, compression, purchased natural gas, operating lease costs, office costs, and other operating and maintenance costs.
NOTE 3 — GOODWILL
DT Midstream has goodwill that resulted from business combinations. The carrying value of goodwill is evaluated for impairment on an annual basis or whenever events or circumstances indicate that the value of goodwill may be impaired. We performed our prior year annual impairment test as of October 1, 2022 and determined that the estimated fair value of each reporting unit exceeded its carrying value, and no impairment existed. No additions, impairments or other changes occurred during the three and six months ended June 30, 2023.
The following is the summary of the carrying amount of goodwill:

	June 30,	December 31,
	2023	2022
	(millions)
Pipeline	$53	$53
Gathering	420	420
Total goodwill	$473	$473
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
NOTE 4 — REVENUE
Disaggregation of Revenue
The following is a summary of revenues disaggregated by segment:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
	(millions)
Pipeline (a)	$90	$83	$175	$160
Gathering	134	144	269	282
Total operating revenues	$224	$227	$444	$442
__________________________________
(a)Includes revenues outside the scope of Topic 606 primarily related to contracts accounted for as leases of $2 million for both the three months ended June 30, 2023 and 2022, and $3 million and $4 million for the six months ended June 30, 2023 and 2022, respectively.

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
Contract Liabilities
The following is a summary of contract liability activity:

2023
(millions)
Balance as of January 1	$32
Increases due to cash received or receivable, excluding amounts recognized as revenue during the period	29
Revenue recognized that was included in the balance at the beginning of the period	(2)
Balance as of June 30	$59
The contract liabilities at DT Midstream generally represent amounts paid by or receivable from customers for which the associated performance obligation has not yet been satisfied. Contract liabilities associated with these services are recognized upon delivery of the service to the customer.
The following table presents contract liability amounts as of June 30, 2023 that are expected to be recognized as revenue in future periods:

(millions)
Remainder of 2023	$2
2024	7
2025	7
2026	7
2027	8
2028 and thereafter	28
Total	$59

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
The following table presents revenue amounts related to fixed consideration associated with unsatisfied performance obligations as of June 30, 2023 that are expected to be recognized as revenue in future periods:

(millions)
Remainder of 2023	$53
2024	129
2025	133
2026	103
2027	71
2028 and thereafter	247
Total	$736
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
As of June 30, 2023 and December 31, 2022, the Company had capitalized costs to obtain or fulfill a contract of $18 million and $19 million, respectively, which are included in other current assets and other noncurrent assets in the accompanying Consolidated Statements of Financial Position. During the three and six months ended June 30, 2023 and 2022, we recognized approximately $1 million of amortization expense related to such capitalized costs.

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
The following is a reconciliation of DT Midstream's basic and diluted earnings per share calculation:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
	(millions, except per share amounts)
Basic and Diluted Earnings per Common Share
Net Income Attributable to DT Midstream	$91	$91	$172	$172
Average number of common shares outstanding — basic	96.9	96.7	96.9	96.7

Incremental shares attributable to:
Average dilutive restricted stock units and performance share awards	0.5	0.4	0.5	0.3
Average number of common shares outstanding — diluted	97.4	97.1	97.4	97.0

Basic Earnings per Common Share	$0.93	$0.93	$1.77	$1.78
Diluted Earnings per Common Share	$0.93	$0.93	$1.76	$1.77
DT Midstream declared the following cash dividends:

Dividends Declared	Dividend Amount		Dividend Payment Date
(quarter ended)	(per-share)	(millions)
2022
March 31	$0.64	$62	April 2022
June 30	$0.64	$62	July 2022
September 30	$0.64	$62	October 2022
December 31	$0.64	$62	January 2023
2023
March 31	$0.69	$67	April 2023
June 30	$0.69	$67	July 2023
NOTE 6 — INCOME TAXES
Effective Tax Rates
DT Midstream records income taxes during the interim period using an estimated annual effective tax rate (ETR) and recognizes specific events discretely as they occur.
The interim period ETRs of DT Midstream are 24% and 26% for the three months ended June 30, 2023 and 2022, respectively, and 28% and 25% for the six months ended June 30, 2023 and 2022, respectively. The difference between the interim period ETRs and federal statutory rate of 21% is primarily related to state income taxes. The changes in the ETR for the comparative periods is driven by the remeasurement of state deferred taxes.

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
Fair Value of Financial Instruments
The following table presents the carrying amount and fair value of financial instruments:

	June 30, 2023				December 31, 2022
	Carrying	Fair Value			Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3	Amount	Level 1	Level 2	Level 3
	(millions)
Cash equivalents (a)	$19	$—	$19	$—	$—	$—	$—	$—
Long-term notes receivable — related party	4	—	—	4	4	—	—	4
Short-term borrowings (a)	100	—	100	—	330	—	330	—
Long-term debt (b)	$3,062	$—	$2,741	$—	$3,059	$—	$2,701	$—
______________________________________
(a)Short-term borrowings and money market cash equivalents are stated at cost, which approximates fair value.
(b)Carrying value represents principal of $3,099 million, net of unamortized debt discounts and issuance costs.

DT Midstream, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

NOTE 8 — DEBT
Long-Term Debt
DT Midstream's long-term debt outstanding included:

			Maturity	June 30,	December 31,
Title	Type	Interest Rate	Date (d)	2023	2022
				(millions)
2029 Notes	Senior Notes (a)	4.125%	2029	$1,100	$1,100
2031 Notes	Senior Notes (a)	4.375%	2031	1,000	1,000
2032 Notes	Senior Secured Notes (b)	4.300%	2032	600	600
Term Loan Facility	Term Loan Facility	Variable (c)	2028	399	399
Long-term debt principal				3,099	3,099
Unamortized debt discount				(3)	(3)
Unamortized debt issuance costs				(34)	(37)
Long-term debt				$3,062	$3,059
______________________________
(a) Interest payable semi-annually in arrears each June 15 and December 15.
(b) Interest payable semi-annually in arrears each April 15 and October 15.
(c) Variable rate is SOFR plus 2.11% for a one-month interest period as of June 30, 2023.
(d) DT Midstream does not have any scheduled debt maturities until 2028.
Short-Term Credit Arrangements and Borrowings
The following table presents the availability under the Revolving Credit Facility:

June 30,
2023
(millions)
Total availability
Revolving Credit Facility, expiring October 2027	$1,000
Amounts outstanding
Revolving Credit Facility borrowings	100
Letters of credit	16
116
Net availability	$884
Borrowings under the Revolving Credit Facility are used for general corporate purposes, acquisitions, and letter of credit issuances to support DT Midstream's operations and liquidity. During the three months ended June 30, 2023, certain letters of credit totaling $23 million were replaced with surety bonds. See Note 9, "Commitments and Contingencies" for additional information. Revolving Credit Facility related issuance and amendment costs, net of amortization, were $7 million and $8 million, as of June 30, 2023 and December 31, 2022, respectively. These costs are included in Other noncurrent assets on DT Midstream's Consolidated Statements of Financial Position and are being amortized over the remaining term of the Revolving Credit Facility.
On June 27, 2023, DT Midstream entered into an Amendment No. 2 to our Credit Agreement amending certain of the terms, including, among other things, the replacement of the interest rate provisions related to the Term Loan Facility from Eurodollar Rate to Term SOFR (as defined in the Credit Agreement).

DT Midstream, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

The Credit Agreement covering the Term Loan Facility and Revolving Credit Facility includes financial covenants that DT Midstream must maintain. These covenants restrict the ability of DT Midstream and our subsidiaries to incur additional indebtedness and guarantee indebtedness, create or incur liens, engage in mergers, consolidations, liquidations or dissolutions, sell, transfer or otherwise dispose of assets, make investments, acquisitions, loans or advances, pay dividends and distributions or repurchase capital stock, prepay, redeem or repurchase certain junior indebtedness, enter into agreements that limit the ability of the restricted subsidiaries to make distributions to DT Midstream or the ability of DT Midstream and our restricted subsidiaries to incur liens on assets and enter into certain transactions with affiliates. The Term Loan Facility requires the maintenance of a minimum debt service coverage ratio of 1.1 to 1, and the Revolving Credit Facility requires maintenance of (i) a maximum consolidated net leverage ratio of 5 to 1, and (ii) a minimum interest coverage ratio of no less than 2.5 to 1. The debt service coverage ratio means the ratio of annual consolidated EBITDA to debt service, as defined in the Credit Agreement. The consolidated net leverage ratio means the ratio of net debt determined in accordance with GAAP to annual consolidated EBITDA. The interest coverage ratio means the ratio of annual consolidated EBITDA to annual interest expense, as defined in the Credit Agreement. The Credit Agreement definition of annual consolidated EBITDA excludes EBITDA from equity method investees, but includes dividends and distributions from equity method investees. As of June 30, 2023, the debt service coverage ratio, the consolidated net leverage ratio and the interest coverage ratio was 8.6 to 1, 2.4 to 1 and 8.2 to 1, respectively, and DT Midstream was in compliance with these financial covenants.
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
Guarantees
In certain limited circumstances, DT Midstream enters into contractual guarantees. DT Midstream may guarantee another entity's obligation in the event it fails to perform and may provide guarantees in certain indemnification agreements. DT Midstream did not have any guarantees of other parties' obligations as of June 30, 2023.
Surety Bonds
In certain limited circumstances, DT Midstream enters into contracts that require us to obtain external surety bonds to secure our payment and performance. DT Midstream agrees to indemnify the issuers of these surety bonds for amounts, if any, paid by them under these agreements. In the event that any surety bonds are called for non-performance, DT Midstream would be obligated to reimburse the issuer of the surety bond. The maximum potential indemnification under our surety bond agreements as of June 30, 2023 is $31 million.
Vector Line of Credit
DT Midstream is the lender under a revolving term credit facility to Vector, the borrower, in the amount of Canadian $70 million. The credit facility was executed in response to the passage of Canadian regulations requiring oil and gas pipelines to demonstrate their financial ability to respond to a catastrophic event and exists for the sole purpose of satisfying these regulations. Vector may only draw upon the facility if the funds are required to respond to a catastrophic event. The maximum potential payout as of June 30, 2023 is USD $53 million. The funding of a loan under the terms of the credit facility is considered remote.

DT Midstream, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

Environmental Contingencies
In order to comply with certain state environmental regulations, DT Midstream has an obligation to restore pipeline right-of-way slope failures that may arise in the ordinary course of business in the Utica and Marcellus formations. Slope restoration expenditures are typically capital in nature. As of both June 30, 2023 and December 31, 2022, DT Midstream had accrued contingent liabilities of $19 million for future slope restoration expenditures. The accrual is included in Other current liabilities and Other liabilities in the Consolidated Statements of Financial Position. DT Midstream believes the accrued amounts are sufficient to cover estimated future expenditures.
NOTE 10 — SEGMENT AND RELATED INFORMATION
DT Midstream sets strategic goals, allocates resources, and evaluates performance based on the following structure:
The Pipeline segment owns and operates interstate and intrastate natural gas pipelines, storage systems, and natural gas gathering lateral pipelines. The segment also has interests in equity method investees that own and operate interstate natural gas pipelines. The Pipeline segment is also engaged in the transportation and storage of natural gas for intermediate and end user customers. During the three months ended March 31, 2023, DT Midstream completed the conversion of the Michigan System and began providing services under a new long-term dry gas transmission contract. During the three and six months ended June 30, 2023, the Michigan System financial results are presented in the Pipeline segment. The prior year's comparative activity was for gathering services and therefore was not revised.
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
Inter-segment billing for goods and services exchanged between segments is based upon contracted prices of the provider. Inter-segment billings were not significant for the three and six months ended June 30, 2023 and 2022.
The following table presents financial data by business segment:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
	(millions)
Operating Revenues
Pipeline	$90	$83	$175	$160
Gathering	134	144	269	282
Total	$224	$227	$444	$442

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
	(millions)
Net Income Attributable to DT Midstream by Segment
Pipeline	$64	$52	$121	$100
Gathering	27	39	51	72
Total	$91	$91	$172	$172
NOTE 11 — SUBSEQUENT EVENT
Dividend Declaration
On August 1, 2023, DT Midstream announced that our Board of Directors declared a quarterly dividend of $0.69 per share of common stock. The dividend is payable to our stockholders of record as of September 18, 2023 and is expected to be paid on October 15, 2023.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion of our results of operations and financial condition should be read in conjunction with our unaudited Consolidated Financial Statements and the Notes to Consolidated Financial Statements, which are included under Part I, Item 1 of this quarterly report, and the historical consolidated financial statements and notes thereto, which are included in the DT Midstream 2022 Annual Report on Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties. The forward-looking statements are not historical facts, but rather are based on current expectations, estimates, assumptions and projections about the midstream industry and our business and financial results. Our actual results could differ materially from the results contemplated by these forward-looking statements due to a number of factors, including those discussed in the sections entitled "Forward-Looking Statements" and "Risk Factors."
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
STRATEGY
Our principal business objective is to safely and reliably operate and develop natural gas assets across our premier footprint. Our proven leadership and highly engaged employees have an excellent track record. Prospectively, we intend to continue this track record by executing on our natural gas-centric business strategy focused on disciplined capital deployment and supported by a flexible, well capitalized balance sheet. Additionally, we intend to develop low carbon business opportunities and deploy greenhouse gas reducing technologies as part of our goal of being leading environmental stewards in the midstream industry. We are executing on a plan to achieve net zero carbon emissions by 2050. Our strategy is premised on the following principles:
•operate our assets in a sustainable and responsible manner;
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
For purposes of the following discussion, any increases or decreases refer to the comparison of the three months ended June 30, 2023 to the three months ended March 31, 2023, and the six months ended June 30, 2023 to the six months ended June 30, 2022, as applicable.
The following table summarizes our consolidated financial results:

	Three Months Ended		Six Months Ended
	June 30,	March 31,	June 30,	June 30,
	2023	2023	2023	2022
	(millions, except per share amounts)
Operating revenues	$224	$220	$444	$442
Net Income Attributable to DT Midstream	91	81	172	172
Diluted Earnings per Common Share	$0.93	$0.84	$1.76	$1.77

	Three Months Ended		Six Months Ended
	June 30,	March 31,	June 30,	June 30,
	2023	2023	2023	2022
	(millions)
Net Income Attributable to DT Midstream by Segment
Pipeline	$64	$57	$121	$100
Gathering	27	24	51	72
Total	$91	$81	$172	$172

Pipeline
The Pipeline segment consists of our interstate pipelines, intrastate pipelines, storage systems, lateral pipelines including related treatment plants and compression and surface facilities. This segment also includes our equity method investments. During the three months ended March 31, 2023, DT Midstream completed the conversion of the Michigan System and began providing services under a new long-term dry gas transmission contract. During the three and six months ended June 30, 2023, the Michigan System financial results are presented in the Pipeline segment. The prior year's comparative activity was for gathering services and therefore was not revised.
Pipeline results and outlook are discussed below:

	Three Months Ended		Six Months Ended
	June 30,	March 31,	June 30,	June 30,
	2023	2023	2023	2022
	(millions)
Operating revenues	$90	$85	$175	$160
Operation and maintenance	14	11	25	25
Depreciation and amortization	17	16	33	31
Taxes other than income	3	4	7	8
Asset (gains) losses and impairments, net	(3)	—	(3)	(6)
Operating Income	59	54	113	102
Interest expense	13	16	29	26
Interest income	(1)	—	(1)	—
Earnings from equity method investees	(41)	(50)	(91)	(71)
Loss from financing activities	—	—	—	6
Income Tax Expense	21	28	49	35
Net Income	67	60	127	106
Less: Net Income Attributable to Noncontrolling Interests	3	3	6	6
Net Income Attributable to DT Midstream	$64	$57	$121	$100
Operating revenues increased $5 million for the three months ended June 30, 2023 primarily due to new transmission service contracts at the Michigan System of $2 million, higher estimated recovery of operational flow order fees of $2 million which is offset in operation and maintenance expense, and higher rates on new long-term storage contracting of $3 million partially offset by lower capacity revenues in short-term contracting of $2 million at the Washington 10 Storage Complex. Operating revenues increased $15 million for the six months ended June 30, 2023 primarily due to higher long-term and short-term storage contracting rates at the Washington 10 Storage Complex of $10 million and new transmission service contracts at the Michigan System of $7 million, partially offset by lower volumes at Bluestone.
Operation and maintenance expense increased $3 million for the three months ended June 30, 2023 primarily due to higher operational flow order fees.
Asset (gains) losses and impairments, net increased $3 million for the three months ended June 30, 2023 due to a one-time gain realized from an insurance settlement that occurred during the three months ended June 30, 2023. Asset (gains) losses and impairments, net decreased $3 million for the six months ended June 30, 2023. The decrease was due to the 2023 gain of $3 million mentioned above as compared to the 2022 gain of $6 million from a legal settlement with a supplier.
Interest expense decreased $3 million for the three months ended June 30, 2023 due to lower borrowings under the Revolving Credit Facility. Interest expense increased $3 million for the six months ended June 30, 2023 primarily due to higher borrowings under the Revolving Credit Facility, a full six months of expense related to our 2032 Notes, and higher interest rates on the Term Loan Facility. This increase was partially offset by a lower balance on the Term Loan Facility and higher capitalized interest due to additional construction in progress during 2023.

Earnings from equity method investees decreased $9 million for the three months ended June 30, 2023 primarily due to higher interest expense driven by new senior unsecured notes at NEXUS of $4 million and lower revenues at Millennium of $4 million. Millennium had higher seasonal short-term contracting revenues during the three months ended March 31, 2023. Earnings from equity method investees increased $20 million for the six months ended June 30, 2023 primarily due to higher earnings from Millennium of $14 million driven by the higher ownership percentage, and increased contract rates and additional customers at NEXUS of $6 million.
Loss from financing activities decreased $6 million for the six months ended June 30, 2023 due to the partial repayment of our Term Loan Facility that occurred during the three months ended June 30, 2022.
Income tax expense decreased $7 million for the three months ended June 30, 2023 primarily driven by the remeasurement of state deferred taxes that occurred in the three months ended March 31, 2023. Income tax expense increased $14 million for the six months ended June 30, 2023 primarily due to an increase in Income before income taxes and a higher effective tax rate in 2023. See Note 6, "Income Taxes" to the Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.
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
Gathering
The Gathering segment includes gathering systems, related treatment plants and compression and surface facilities. Gathering results and outlook are discussed below:

	Three Months Ended		Six Months Ended
	June 30,	March 31,	June 30,	June 30,
	2023	2023	2023	2022
	(millions)
Operating revenues	$134	$135	$269	$282
Operation and maintenance	46	47	93	99
Depreciation and amortization	27	27	54	53
Taxes other than income	3	5	8	8
Asset (gains) losses and impairments, net	—	—	—	(17)
Operating Income	58	56	114	139
Interest expense	22	22	44	38
Interest income	—	—	—	(1)
Loss from financing activities	—	—	—	7
Other (income) and expense	—	(1)	(1)	—
Income Tax Expense	9	11	20	23
Net Income Attributable to DT Midstream	$27	$24	$51	$72
Operating revenues decreased $13 million for the six months ended June 30, 2023 primarily due to lower Blue Union revenues of $16 million and lower Susquehanna Gathering System volumes of $3 million, partially offset by higher Appalachia Gathering System volumes of $8 million. Lower Blue Union revenues were driven primarily by lower rates and recovery of production-related operating expenses, partially offset by new contracts.
Operation and maintenance expense decreased $6 million for the six months ended June 30, 2023 primarily due to lower Blue Union expenses of $4 million driven by lower production-related operating expenses and planned maintenance, and lower expenses across other gathering assets.
Asset (gains) losses and impairments, net decreased $17 million for the six months ended June 30, 2023. The decrease was due to the 2022 gain on sale of certain assets in the Utica Shale region of $17 million.

Interest expense increased $6 million for the six months ended June 30, 2023 primarily due to higher borrowings under the Revolving Credit Facility, a full six months of expense related to our 2032 Notes, and higher interest rates on the Term Loan Facility. This increase was partially offset by a lower balance on the Term Loan Facility and higher capitalized interest due to additional construction in progress during 2023.
Loss from financing activities decreased $7 million for the six months ended June 30, 2023 due to the partial repayment of our Term Loan Facility that occurred during the three months ended June 30, 2022.
Income tax expense decreased $3 million for the six months ended June 30, 2023 primarily due to a decrease in Income before income taxes. The decrease was partially offset by an increase in the effective tax rates in 2023. See Note 6, "Income Taxes" to the Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q for further details.
Gathering Outlook
We believe our long-term agreements with producers and the quality of the natural gas reserves in the Marcellus/Utica and Haynesville formations position the business for future growth. We will continue to pursue economically attractive expansion opportunities that leverage our current asset footprint and strategic relationships. These growth opportunities include further expansion at the Haynesville System (Blue Union), the Appalachia Gathering System, and the Ohio Utica System.
CAPITAL INVESTMENTS
Capital spending within our Company is primarily for ongoing maintenance and expansion of our existing assets, and if identified, attractive growth opportunities. We have been disciplined in our capital deployment and make growth investments that meet our criteria in terms of strategy, management skills, and identified risks and expected returns. All potential investments are analyzed for their rates of return and cash payback on a risk-adjusted basis. DT Midstream has shifted 2024 committed capital into 2023 for a new greenfield gathering opportunity in the emerging Ohio Utica play. We anticipate total capital expenditures, inclusive of contributions to equity method investees, in 2023 of approximately $790 million to $850 million.
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

	Six Months Ended
	June 30,
	2023	2022
	(millions)
Cash and Cash Equivalents at Beginning of Period	$61	$132
Net cash and cash equivalents from operating activities	389	379
Net cash and cash equivalents from (used for) investing activities	(31)	(31)
Net cash and cash equivalents from (used for) financing activities	(374)	(135)
Net Increase (Decrease) in Cash and Cash Equivalents	(16)	213
Cash and Cash Equivalents at End of Period	$45	$345
For purposes of the following discussion, any increases or decreases refer to the comparison of the six months ended June 30, 2023 to the six months ended June 30, 2022.
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
Net cash and cash equivalents from operating activities increased $10 million in the six months ended June 30, 2023 primarily due to an increase in dividends received from equity method investees and an increase in operating income after adjustment for non-cash items including depreciation and amortization expense, stock-based compensation, amortization of operating lease right-of-use assets, and assets (gains) losses and impairments. These increases were partially offset by a decrease in working capital changes and an increase in interest expense in 2023.
Investing Activities
Cash outflows associated with our investing activities are primarily the result of plant and equipment expenditures, acquisitions, and contributions to equity method investees. Cash inflows from our investing activities are generated from proceeds from sale or collection of notes receivable, distributions received from equity method investees, and proceeds from asset sales.
Net cash and cash equivalents used for investing activities was unchanged in the six months ended June 30, 2023 primarily due to an increase in cash used for plant and equipment expenditures for expansions on LEAP, Blue Union, and the Appalachia Gathering System and a decrease in proceeds from the sale of notes receivable, mostly offset by higher distributions received from equity method investees in 2023, including the NEXUS distribution.
Financing Activities
In April 2022, we issued the 2032 Notes in aggregate principal amount of $600 million. We used the net proceeds from the sale of the 2032 Notes of $593 million to partially repay indebtedness under our Term Loan Facility. See Note 8, "Debt" to the Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.
During the six months ended June 30, 2023 and 2022, DT Midstream paid cash dividends on common stock of $129 million and $120 million, respectively. See Note 5, "Earnings Per Share and Dividends" to the Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.

Net cash and cash equivalents used for financing activities increased $239 million in the six months ended June 30, 2023 primarily due to higher net repayments of borrowings under the Revolving Credit Facility, higher dividends paid on common stock, and lower proceeds from the issuance of long-term debt. The increase was partially offset by lower repayments of long-term debt.
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
Our sources of liquidity include cash generated from operating activities and available borrowings under our Revolving Credit Facility. As of June 30, 2023, we had $16 million of letters of credit outstanding and $100 million of borrowings outstanding under our Revolving Credit Facility. We had approximately $929 million of available liquidity as of June 30, 2023, consisting of amounts available under our Revolving Credit Facility and cash and cash equivalents.
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
See Note 8, "Debt" and Note 9, "Commitments and Contingencies" to the Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.

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
The estimated fair value in our annual goodwill impairment analysis utilizes significant assumptions that require judgement by management. One such significant assumption is the weighted average cost of capital (WACC) which is used to discount estimates of projected future results and cash flows to be generated by each reporting unit. We have noted a slight decline in our WACC for each reporting unit since our last annual goodwill impairment test. Our annual goodwill impairment analysis includes a comparison of the estimated fair value of the Company as a whole to our market capitalization. Management also compares the implied market multiple of the estimated fair value of each reporting unit to midstream industry transaction multiples. We have noted a slight decline in our consolidated market capitalization and gathering-related midstream industry transaction multiples since our last annual goodwill impairment test. After assessing all relevant facts and circumstances, we have concluded that no triggering event has occurred that indicates it is more likely than not that the goodwill is impaired for either reporting unit and determined that an interim impairment test is not required. We will continue to monitor our estimates and assumptions on a quarterly basis as market conditions continue to evolve.
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
See Part I, Item 3, "Quantitative and Qualitative Disclosures About Market Risk", in this Form 10-Q for more information on our exposure to market risk. See also "Critical Accounting Estimates" included in DT Midstream's 2022 Annual Report on Form 10-K.
OFF-BALANCE SHEET ARRANGEMENTS
We are party to off-balance sheet arrangements, which include our equity method investments. See Note 1, "Description of the Business and Basis of Presentation—Principles of Consolidation" to the Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q for further discussion of the nature, purpose and other details of such agreements.
Other off-balance sheet arrangements include the Vector Line of Credit and our surety bonds, which are discussed further in Note 9, "Commitments and Contingencies" to the Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.
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
We engage with customers that are sub-investment grade, including our key customer, Southwestern Energy. These customers are otherwise considered creditworthy or are required to make prepayments or provide security to satisfy credit concerns. We regularly monitor for bankruptcy proceedings that may impact our customers and had no bankruptcy proceedings during the six months ended June 30, 2023.
Interest Rate Risk
We are subject to interest rate risk in connection with the issuance of debt. Our exposure to interest rate risk arises primarily from changes in SOFR. As of June 30, 2023, we had floating rate debt of $499 million related to the variable rate Term Loan Facility and borrowings outstanding under our Revolving Credit Facility and a floating rate debt-to-total debt ratio of 16%. See Note 8, "Debt" to the Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.
We are subject to interest rate risk in connection with our goodwill impairment assessment. See "Critical Accounting Estimates" under Part I, Item 2 of this Form 10-Q.
Summary of Sensitivity Analysis
A sensitivity analysis was performed on the fair values of our long-term debt obligations. The sensitivity analysis involved increasing and decreasing interest rates as of June 30, 2023 by a hypothetical 10% and calculating the resulting change in the fair values. The hypothetical losses related to long-term debt would be realized only if we transferred all of our fixed-rate long-term debt to other creditors. The results of the sensitivity analysis are as follows:

	Assuming a 10% Increase in Rates	Assuming a 10% Decrease in Rates	Change in the Fair Value of
Activity	As of June 30, 2023
	(millions)
Interest rate risk	$(91)	$96	Long-term debt

Item 4. Controls and Procedures
(a) Evaluation of disclosure controls and procedures
Management of DT Midstream carried out an evaluation, under the supervision and with the participation of DT Midstream's Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of DT Midstream's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2023, which is the end of the period covered by this report. Based on this evaluation, DT Midstream's CEO and CFO have concluded that such disclosure controls and procedures are effective in providing reasonable assurance that information required to be disclosed by DT Midstream in reports that it files or submits under the Exchange Act (i) is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms and (ii) is accumulated and communicated to DT Midstream's management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Due to the inherent limitations in the effectiveness of any disclosure controls and procedures, management cannot provide absolute assurance that the objectives of our disclosure controls and procedures will be attained.
(b) Changes in internal control over financial reporting
There have been no changes in DT Midstream's internal control over financial reporting during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, DT Midstream's internal control over financial reporting.

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
Item 4. Mine Safety Disclosure
Our sand mining facility in Louisiana is subject to regulation by the Federal Mine Safety and Health Administration under the Federal Mine Safety and Health Act of 1977. Information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K is filed as Exhibit 95.1 to this Form 10-Q.
Item 5. Other Information
None.

Item 6. Exhibits

Exhibit Number	Description

(i) Exhibits incorporated by reference:

3.1	Amended and Restated Certificate of Incorporation of DT Midstream, Inc., effective July 1, 2021 (Exhibit 3.1 to DT Midstream's Form 8-K filed July 1, 2021)

3.2	Amended and Restated Bylaws of DT Midstream, Inc., effective July 1, 2021 (Exhibit 3.2 to DT Midstream's Form 8-K filed July 1, 2021)

4.1	Indenture, dated as of June 9, 2021, among DT Midstream, Inc., the Guarantors and U.S. Bank National Association, as trustee (Exhibit 4.1 to DT Midstream's Form 8-K filed June 10, 2021)

4.2
Indenture, dated as of April 11, 2022, among DT Midstream, Inc., the Guarantors and U.S. Bank Trust Company, National Association, as trustee (Exhibit 4.1 to DT Midstream's Form 8-K filed April 11, 2022)

4.3
Pari Passu Intercreditor Agreement, dated as of April 11, 2022, among DT Midstream, Inc., the Guarantors, Barclays Bank PLC, as Credit Agreement Agent, and U.S. Bank Trust Company, National Association, as Notes Collateral Agent (Exhibit 4.2 to DT Midstream's Form 8-K filed April 11, 2022)

10.1
First Incremental Revolving Facility Amendment and Amendment No. 1 to Credit Agreement and Collateral Agreement, by and among DT Midstream, Inc., the lenders and letter of credit issuers party thereto and Barclays Bank PLC, as administrative agent and collateral agent, dated as of October 19, 2022 (Exhibit 10.1 to DT Midstream's Current Report on Form 8-K filed on October 20, 2022)

10.2
Amendment No. 2 to Credit Agreement, by and between DT Midstream, Inc., and Barclay's Bank PLC, as administrative agent and collateral agent, dated as of June 27, 2023 (Exhibit 10.1 to DT Midstream's Current Report on Form 8-K filed on June 29, 2023)

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

Signature
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized.

Date:	August 1, 2023
DT MIDSTREAM, INC.

		By:	/S/ JEFFREY A. JEWELL
Jeffrey A. Jewell Chief Financial and Accounting Officer
(Duly Authorized Officer)