Form 10-Q
period 2023-09-30
DT Midstream, Inc.
filed 2023-11-01
CIK 1842022

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period ended September 30, 2023
Or
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒
Number of shares of common stock outstanding as of September 30, 2023:

Description	Shares
Common stock, par value $0.01	96,971,021

DEFINITIONS
Unless the context otherwise requires, references to "we," "us," "our," "Registrant," or the "Company" and words of similar importance refer to DT Midstream and, unless otherwise specified, our consolidated subsidiaries and our unconsolidated joint ventures. As used in this Form 10-Q, the terms and definitions below have the following meanings:

Appalachia Gathering System	A 149-mile pipeline delivering Marcellus shale gas to the Texas Eastern Pipeline and Stonewall Gas Gathering

ASU	Accounting Standards Update issued by the FASB

Bcf	Billion cubic feet of natural gas

Blue Union	Blue Union Gathering System, a 398-mile gathering system delivering shale gas production from the Haynesville formation of Louisiana to markets in the Gulf Coast region

Bluestone	Bluestone Gathering Lateral Pipeline, a 65-mile lateral pipeline and two compression facilities gathering Marcellus shale gas to Millennium and the Tennessee Pipeline

Columbia Pipeline	Columbia Gas Transmission, LLC, owned by TC Energy Corporation and Global Infrastructure Partners

Credit Agreement	DT Midstream's credit agreement provides for the Term Loan Facility and Revolving Credit Facility

Distribution	Pro rata distribution to DTE Energy shareholders of all the outstanding common stock of DT Midstream upon the Separation

DTE Energy	DTE Energy Company, the consolidating entity of DT Midstream prior to the Separation

DT Midstream	DT Midstream, Inc., and our consolidated subsidiaries

FASB	Financial Accounting Standards Board

FERC	Federal Energy Regulatory Commission

GAAP	Generally Accepted Accounting Principles in the United States

Generation Pipeline	A 25-mile intrastate pipeline located in northern Ohio and owned by NEXUS

Haynesville System	Pipeline and gathering system which is comprised of LEAP, Blue Union and associated facilities

LEAP	Louisiana Energy Access Project gathering lateral pipeline, a 195-mile pipeline gathering Haynesville shale gas to markets in the Gulf Coast region

LNG	Liquefied natural gas

Michigan System	A 335-mile pipeline system in northern Michigan

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

FORWARD-LOOKING STATEMENTS
Certain information presented herein includes "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the financial condition, results of operations, and businesses of DT Midstream. Words such as "believe," "expect," "expectations," "plans," "strategy," "prospects," "estimate," "project," "target," "anticipate," "will," "should," "see," "guidance," "outlook," "confident," and other words of similar meaning in connection with a discussion of future operating or financial performance may signify forward-looking statements. Forward-looking statements are not guarantees of future results and conditions, but rather are subject to numerous assumptions, risks, and uncertainties that may cause actual future results to be materially different from those contemplated, projected, estimated, or budgeted. Many factors may impact forward-looking statements of DT Midstream including, but not limited to, the following:
•changes in general economic conditions, including increases in interest rates and associated Federal Reserve policies, a potential economic recession, and the impact of inflation on our business;
•industry changes, including the impact of consolidations, alternative energy sources, technological advances, infrastructure constraints and changes in competition;
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
•our ability to successfully and timely implement our business plan;
•our ability to complete organic growth projects on time and on budget;
•our ability to finance, complete, or successfully integrate acquisitions;
•the price and availability of debt and equity financing;
•restrictions in our existing and any future credit facilities and indentures;
•the effectiveness of the Company's information technology and operational technology systems and practices to detect and defend against evolving cyber attacks on United States critical infrastructure;
•changing laws regarding cybersecurity and data privacy, and any cybersecurity threat or event;
•operating hazards, environmental risks and other risks incidental to gathering, storing and transporting natural gas;
•natural disasters, adverse weather conditions, casualty losses and other matters beyond our control;
•the impact of outbreaks of illnesses, epidemics and pandemics, and any related economic effects;
•the impacts of geopolitical events, including the conflicts in Ukraine and the Middle East;
•labor relations and markets, including the ability to attract, hire and retain key employee and contract personnel;
•large customer defaults;

•changes in tax status, as well as changes in tax rates and regulations;
•the effects and associated cost of compliance with existing and future laws and governmental regulations, such as the Inflation Reduction Act of 2022;
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
•the success of our risk management strategies;
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

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements

DT Midstream, Inc.
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
	(millions, except per share amounts)
Revenues
Operating revenues	$234	$235	$678	$677
Operating Expenses
Operation and maintenance	58	65	176	189
Depreciation and amortization	46	42	133	126
Taxes other than income	7	7	22	23
Asset (gains) losses and impairments, net	(1)	—	(4)	(23)
Operating Income	124	121	351	362
Other (Income) and Deductions
Interest expense	38	35	111	99
Interest income	—	(1)	(1)	(2)
Earnings from equity method investees	(41)	(36)	(132)	(107)
Loss from financing activities	—	—	—	13
Other (income) and expense	—	—	(1)	—
Income Before Income Taxes	127	123	374	359
Income Tax Expense	33	7	102	65
Net Income	94	116	272	294
Less: Net Income Attributable to Noncontrolling Interests	3	3	9	9
Net Income Attributable to DT Midstream	$91	$113	$263	$285

Basic Earnings per Common Share
Net Income Attributable to DT Midstream	$0.94	$1.17	$2.72	$2.94

Diluted Earnings per Common Share
Net Income Attributable to DT Midstream	$0.94	$1.16	$2.70	$2.94

Weighted Average Common Shares Outstanding
Basic	97.0	96.7	96.9	96.7
Diluted	97.5	97.0	97.4	97.0

See Notes to Consolidated Financial Statements (Unaudited)

DT Midstream, Inc.
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
	(millions)
Net Income	$94	$116	$272	$294
Foreign currency translation and unrealized gain on derivatives, net of tax	—	1	1	2
Other comprehensive income	—	1	1	2
Comprehensive income	94	117	273	296
Less: Comprehensive income attributable to noncontrolling interests	3	3	9	9
Comprehensive Income Attributable to DT Midstream	$91	$114	$264	$287

See Notes to Consolidated Financial Statements (Unaudited)

DT Midstream, Inc.
Consolidated Statements of Financial Position
(Unaudited)

	September 30,	December 31,
	2023	2022
	(millions)
ASSETS
Current Assets
Cash and cash equivalents	$30	$61
Accounts receivable (net of $— allowance for expected credit loss for each period end)	146	161
Deferred property taxes	6	22
Prepaid expenses and other	18	18
	200	262
Investments
Investments in equity method investees	1,782	2,200

Property
Property, plant, and equipment	5,162	4,534
Accumulated depreciation	(814)	(728)
	4,348	3,806
Other Assets
Goodwill	473	473
Long-term notes receivable — related party	4	4
Operating lease right-of-use assets	42	31
Intangible assets, net	1,982	2,025
Other	31	32
	2,532	2,565
Total Assets	$8,862	$8,833

See Notes to Consolidated Financial Statements (Unaudited)

DT Midstream, Inc.
Consolidated Statements of Financial Position
(Unaudited)

	September 30,	December 31,
	2023	2022
	(millions, except shares)
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$124	$119
Short-term borrowings	125	330
Operating lease liabilities	15	16
Dividends payable	67	62
Interest payable	39	10
Property taxes payable	17	29
Accrued compensation	13	20
Other	24	28
	424	614

Long-Term Debt	3,064	3,059

Other Liabilities
Deferred income taxes	1,014	923
Operating lease liabilities	30	19
Other	109	64
	1,153	1,006
Total Liabilities	4,641	4,679

Commitments and Contingencies (Note 9)

Stockholders' Equity
Preferred stock ($0.01 par value, 50,000,000 shares authorized, and no shares issued or outstanding as of September 30, 2023 and December 31, 2022)	—	—
Common stock ($0.01 par value, 550,000,000 shares authorized, and 96,971,021 and 96,754,549 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively)	1	1
Additional paid-in capital	3,479	3,469
Retained earnings	608	547
Accumulated other comprehensive income (loss)	(9)	(10)
Total DT Midstream Equity	4,079	4,007
Noncontrolling interests	142	147
Total Equity	4,221	4,154
Total Liabilities and Equity	$8,862	$8,833

See Notes to Consolidated Financial Statements (Unaudited)

DT Midstream, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	September 30,
	2023	2022
	(millions)
Operating Activities
Net Income	$272	$294
Adjustments to reconcile Net Income to Net cash and cash equivalents from operating activities:
Depreciation and amortization	133	126
Stock-based compensation	15	13
Amortization of operating lease right-of-use assets	14	14
Deferred income taxes	91	51
Earnings from equity method investees	(132)	(107)
Dividends from equity method investees	152	125
Asset (gains) losses and impairments, net	—	(17)
Loss from financing activities	—	13
Changes in assets and liabilities:
Accounts receivable, net	15	19
Accounts payable	(4)	(2)
Interest payable	29	35
Other current and noncurrent assets and liabilities	29	10
Net cash and cash equivalents from operating activities	614	574
Investing Activities
Plant and equipment expenditures	(622)	(173)
Proceeds from sale of notes receivable	—	22
Distributions from equity method investees	405	3
Contributions to equity method investees	(6)	(4)
Notes receivable — third party	—	2
Net cash and cash equivalents from (used for) investing activities	(223)	(150)
Financing Activities
Issuance of long-term debt, net of discount and issuance costs	—	591
Repayment of long-term debt	—	(596)
Borrowings under the Revolving Credit Facility	390	—
Repayment of borrowings under the Revolving Credit Facility	(595)	—
Repurchase of common stock	—	(3)
Distributions to noncontrolling interests	(14)	(11)
Dividends paid on common stock	(196)	(182)
Other financing activities	(7)	—
Net cash and cash equivalents from (used for) financing activities	(422)	(201)
Net Increase (Decrease) in Cash and Cash Equivalents	(31)	223
Cash and Cash Equivalents at Beginning of Period	61	132
Cash and Cash Equivalents at End of Period	$30	$355

Supplemental disclosure of cash information
Cash paid for:
Interest, net of interest capitalized	$76	$59
Income taxes	21	9
Supplemental disclosure of non-cash investing and financing activities
Plant and equipment expenditures in accounts payable and other accruals	$109	$60

See Notes to Consolidated Financial Statements (Unaudited)

DT Midstream, Inc.
Consolidated Statements of Changes in Stockholders' Equity
(Unaudited)

			Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests
	Common Stock
	Shares	Amount					Total
	(dollars in millions, shares in thousands)
Balance, December 31, 2022	96,755	$1	$3,469	$547	$(10)	$147	$4,154
Net Income	—	—	—	81	—	3	84
Dividends declared on common stock ($0.69 per common share)	—	—	—	(67)	—	—	(67)
Distributions to noncontrolling interests	—	—	—	—	—	(8)	(8)
Stock-based compensation	135	—	1	—	—	—	1
Other comprehensive income, net of tax	—	—	—	—	1	—	1
Balance, March 31, 2023	96,890	$1	$3,470	$561	$(9)	$142	$4,165
Net Income	—	—	—	91	—	3	94
Dividends declared on common stock ($0.69 per common share)	—	—	—	(67)	—	—	(67)
Distributions to noncontrolling interests	—	—	—	—	—	(2)	(2)
Stock-based compensation	12	—	6	(1)	—	—	5
Balance, June 30, 2023	96,902	$1	$3,476	$584	$(9)	$143	$4,195
Net Income	—	—	—	91	—	3	94
Dividends declared on common stock ($0.69 per common share)	—	—	—	(67)	—	—	(67)
Distributions to noncontrolling interests	—	—	—	—	—	(4)	(4)
Stock-based compensation	69	—	3	—	—	—	3
Balance, September 30, 2023	96,971	$1	$3,479	$608	$(9)	$142	$4,221

See Notes to Consolidated Financial Statements (Unaudited)

DT Midstream, Inc.
Consolidated Statements of Changes in Stockholders' Equity
(Unaudited)

			Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests
	Common Stock
	Shares	Amount					Total
	(dollars in millions, shares in thousands)
Balance, December 31, 2021	96,734	$1	$3,450	$431	$(10)	$149	$4,021
Net Income	—	—	—	81	—	3	84
Dividends declared on common stock ($0.64 per common share)	—	—	—	(62)	—	—	(62)
Distributions to noncontrolling interests	—	—	—	—	—	(4)	(4)
Stock-based compensation	57	—	3	(1)	—	—	2
Repurchase of common stock	(57)	—	—	(3)	—	—	(3)
Balance, March 31, 2022	96,734	$1	$3,453	$446	$(10)	$148	$4,038
Net Income	—	—	—	91	—	3	94
Dividends declared on common stock ($0.64 per common share)	—	—	—	(62)	—	—	(62)
Distributions to noncontrolling interests	—	—	—	—	—	(3)	(3)
Stock-based compensation	—	—	5	(1)	—	—	4
Taxes and other adjustments	—	—	—	(1)	—	—	(1)
Other comprehensive income, net of tax	—	—	—	—	1	—	1
Balance, June 30, 2022	96,734	$1	$3,458	$473	$(9)	$148	$4,071
Net Income	—	—	—	113	—	3	116
Dividends declared on common stock ($0.64 per common share)	—	—	—	(62)	—	—	(62)
Distributions to noncontrolling interests	—	—	—	—	—	(4)	(4)
Stock-based compensation	17	—	4	—	—	—	4
Taxes and other adjustments	—	—	—	(1)	—	—	(1)
Other comprehensive income, net of tax	—	—	—	—	1	—	1
Balance, September 30, 2022	96,751	$1	$3,462	$523	$(8)	$147	$4,125

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
In DT Midstream's opinion, the accompanying unaudited Consolidated Financial Statements include all adjustments, consisting of normal recurring adjustments, necessary to present a fair statement of our financial position as of September 30, 2023, results of operations for the three and nine months ended September 30, 2023 and 2022, statement of changes in stockholders' equity for the three and nine months ended September 30, 2023 and 2022, and cash flows for the nine months ended September 30, 2023 and 2022. The balance sheet as of December 31, 2022 was derived from audited annual financial statements but does not include all disclosures required by GAAP. Financial results for this interim period are not necessarily indicative of results that may be expected for any other interim period or for the year ending December 31, 2023. The Consolidated Financial Statements should be read in conjunction with DT Midstream's Consolidated Financial Statements and Notes to Consolidated Financial Statements included in DT Midstream's 2022 Annual Report on Form 10-K.
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

DT Midstream, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

The following table summarizes the major line items in the Consolidated Statements of Financial Position for consolidated VIEs as of September 30, 2023 and December 31, 2022. All assets and liabilities of a consolidated VIE are presented where it has been determined that a consolidated VIE has either (1) assets that can be used only to settle obligations of the VIE or (2) liabilities for which creditors do not have recourse to the general credit of the primary beneficiary. The assets and liabilities of consolidated VIEs that meet the definition of a business and whose assets can be used for purposes other than the settlement of the VIEs' obligations have been excluded from the table below.
Amounts for consolidated VIEs are as follows:

	September 30,	December 31,
	2023	2022
	(millions)
ASSETS (a)
Cash	$11	$27
Accounts receivable	8	9
Other current assets	1	3
Intangible assets, net	487	498
Property, plant and equipment, net	394	403
Goodwill	25	25
	$926	$965

LIABILITIES (a)
Accounts payable and other current liabilities	$2	$4
Other noncurrent liabilities	4	4
	$6	$8
_____________________________________
(a)Amounts shown are 100% of the consolidated VIEs' assets and liabilities.
Related Parties
Transactions between DT Midstream and our equity method investees have been presented as related party transactions in the accompanying Consolidated Financial Statements.
Equity Method Investments
Non-controlled investments are accounted for using the equity method of accounting when DT Midstream is able to significantly influence the operating policies of the investee. Under the equity method of accounting, investments are recorded at historical cost as an asset and adjusted for capital contributions, dividends and distributions received, and the Company's share of the investee's earnings or losses, which are recorded as earnings from equity method investees on the Consolidated Statements of Operations. DT Midstream's equity method investments are periodically evaluated for certain factors that may be indicative of other-than-temporary impairment. As of September 30, 2023 and December 31, 2022, DT Midstream’s carrying amounts of investments in equity method investees exceeded our share of the underlying equity in the net assets of the investees by $356 million and $368 million, respectively. The difference will be amortized over the life of the underlying assets. As of September 30, 2023 and December 31, 2022, DT Midstream's consolidated retained earnings balance includes undistributed earnings from equity method investments of zero and $43 million, respectively. DT Midstream uses the cumulative earnings approach to classify proceeds received from equity method investees as dividends or distributions on the Consolidated Statements of Cash Flows.

DT Midstream, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

Equity method investees are described below:

	Investments As of		% Owned As of
	September 30,	December 31,	September 30,	December 31,
Equity Method Investee	2023	2022	2023	2022
	(millions)
NEXUS	$916	$1,313	50%	50%
Vector	137	135	40%	40%
Millennium	729	752	52.5%	52.5%
Total investments in equity method investees	$1,782	$2,200
In May 2023, NEXUS closed on the sale of $750 million of senior unsecured notes with a weighted-average coupon rate of 5.52%. DT Midstream received a distribution from NEXUS of $371 million, net of fees and expenses, which reduced our investment balance. DT Midstream used the proceeds from the distribution to repay borrowings outstanding under our Revolving Credit Facility.
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
Summarized income statement data is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
	(millions)
Operating revenues	$201	$194	$611	$583
Operating expenses	94	94	282	282
Net Income	$91	$93	$292	$277

DT Midstream, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES
Cash and Cash Equivalents
Cash and cash equivalents include cash in banks and highly liquid money market investments with remaining maturities of three months or less, when purchased. Cash equivalents are stated at cost, which approximates fair value.
Financing Receivables
Financing receivables are primarily composed of trade accounts receivable and notes receivable, which are stated at net realizable value. DT Midstream regularly monitors the credit quality of our financing receivables by reviewing counterparty credit quality indicators and monitoring for triggering events, such as a credit rating downgrade or bankruptcy. DT Midstream has three internal grades of credit quality, with internal grade 1 as the lowest risk and internal grade 3 as the highest risk. The related credit quality indicators and risk ratings utilized to develop the internal grades have been updated through September 30, 2023. As of September 30, 2023, the Notes receivable — related party of $4 million, which originated prior to 2021, was classified as internal grade 1. There are no notes receivable on nonaccrual status and no past due financing receivables as of September 30, 2023.
For trade accounts receivable, the customer allowance for expected credit loss is calculated based on specific review of future collections based on receivable balances generally in excess of 30 days. Existing and future economic conditions, historical loss rates, customer trends and other relevant factors that may affect our ability to collect are also considered. Receivables are written off on a specific identification basis and determined based on the particular circumstances of the associated receivable. Uncollectible expense (recovery) was zero for the three and nine months ended September 30, 2023 and 2022.
Our collections on accounts receivable from customers are current, and no material rate of historical loss was noted, which resulted in no allowance for expected credit loss as of September 30, 2023 or December 31, 2022. Any balance would be shown as a deduction from the respective financing receivable's balance in the Consolidated Statements of Financial Position.
Operation and Maintenance
Operation and maintenance is primarily comprised of costs for labor and employee benefits, outside services, materials, compression, purchased natural gas, operating lease costs, office costs, and other operating and maintenance costs.
NOTE 3 — GOODWILL
DT Midstream has goodwill that resulted from business combinations. The carrying value of goodwill is evaluated for impairment on an annual basis or whenever events or circumstances indicate that the value of goodwill may be impaired. We performed our prior year annual impairment test as of October 1, 2022 and determined that the estimated fair value of each reporting unit exceeded its carrying value, and no impairment existed. No additions, impairments or other changes occurred during the three and nine months ended September 30, 2023.
The following is the summary of the carrying value of goodwill:

	September 30,	December 31,
	2023	2022
	(millions)
Pipeline	$53	$53
Gathering	420	420
Total goodwill	$473	$473
While we believe the estimates and assumptions in the fair value are reasonable, the actual results may differ from projections. To the extent projected results or cash flows are revised downward, the reporting unit may be required to write down all or a portion of its goodwill, which would adversely impact our earnings. If current expectations of future long-term growth are not met or market factors outside of our control change, such as U.S. Treasury Rates or declines in midstream industry transaction multiples, this may lead to a goodwill impairment in the future.

DT Midstream, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

NOTE 4 — REVENUE
Disaggregation of Revenue
The following is a summary of revenues disaggregated by segment:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
	(millions)
Pipeline (a)	$96	$87	$271	$247
Gathering	138	148	407	430
Total operating revenues	$234	$235	$678	$677
__________________________________
(a)Includes revenues outside the scope of Topic 606 primarily related to contracts accounted for as leases of $2 million and $3 million for the three months ended September 30, 2023 and 2022, respectively, and $5 million and $7 million for the nine months ended September 30, 2023 and 2022, respectively.
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
Contract Liabilities
The following is a summary of contract liability activity:

2023
(millions)
Balance as of January 1	$32
Increases due to cash received or receivable, excluding amounts recognized as revenue during the period	62
Revenue recognized that was included in the balance at the beginning of the period	(3)
Balance as of September 30	$91
The contract liabilities at DT Midstream generally represent amounts paid by or receivable from customers for which the associated performance obligation has not yet been satisfied. Contract liabilities associated with these services are recognized upon delivery of the service to the customer.

DT Midstream, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

The following table presents contract liability amounts as of September 30, 2023 that are expected to be recognized as revenue in future periods:

(millions)
Remainder of 2023	$3
2024	13
2025	13
2026	13
2027	13
2028 and thereafter	36
Total	$91
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
The following table presents revenue amounts related to fixed consideration associated with unsatisfied performance obligations as of September 30, 2023 that are expected to be recognized as revenue in future periods:

(millions)
Remainder of 2023	$27
2024	129
2025	133
2026	103
2027	71
2028 and thereafter	247
Total	$710
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
As of September 30, 2023 and December 31, 2022, the Company had capitalized costs to obtain or fulfill a contract of $18 million and $19 million, respectively, which are included in other current assets and other noncurrent assets in the accompanying Consolidated Statements of Financial Position. During the three and nine months ended September 30, 2023 and 2022, we recognized approximately $1 million of amortization expense related to such capitalized costs.

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
The following is a reconciliation of DT Midstream's basic and diluted earnings per share calculation:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
	(millions, except per share amounts)
Basic and Diluted Earnings per Common Share
Net Income Attributable to DT Midstream	$91	$113	$263	$285
Average number of common shares outstanding — basic	97.0	96.7	96.9	96.7

Incremental shares attributable to:
Average dilutive restricted stock units and performance share awards	0.5	0.3	0.5	0.3
Average number of common shares outstanding — diluted	97.5	97.0	97.4	97.0

Basic Earnings per Common Share	$0.94	$1.17	$2.72	$2.94
Diluted Earnings per Common Share	$0.94	$1.16	$2.70	$2.94
DT Midstream declared the following cash dividends:

Dividends Declared	Dividend Amount		Dividend Payment Date
(quarter ended)	(per-share)	(millions)
2022
March 31	$0.64	$62	April 2022
June 30	$0.64	$62	July 2022
September 30	$0.64	$62	October 2022
December 31	$0.64	$62	January 2023
2023
March 31	$0.69	$67	April 2023
June 30	$0.69	$67	July 2023
September 30	$0.69	$67	October 2023
NOTE 6 — INCOME TAXES
Effective Tax Rates
DT Midstream records income taxes during the interim period using an estimated annual effective tax rate (ETR) and recognizes specific events discretely as they occur.
The interim period ETRs of DT Midstream are 26% and 6% for the three months ended September 30, 2023 and 2022, respectively, and 27% and 18% for the nine months ended September 30, 2023 and 2022, respectively. The difference between the interim period ETRs and federal statutory rate of 21% is primarily related to state income taxes. The changes in the ETRs for the comparative periods is primarily driven by the remeasurement of state deferred taxes due to state tax rate changes enacted in 2022.

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
Fair Value of Financial Instruments
The following table presents the carrying amount and fair value of financial instruments:

	September 30, 2023				December 31, 2022
	Carrying	Fair Value			Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3	Amount	Level 1	Level 2	Level 3
	(millions)
Cash equivalents (a)	$13	$—	$13	$—	$—	$—	$—	$—
Long-term notes receivable — related party	4	—	—	4	4	—	—	4
Short-term borrowings (a)	125	—	125	—	330	—	330	—
Long-term debt (b)	$3,064	$—	$2,693	$—	$3,059	$—	$2,701	$—
______________________________________
(a)Short-term borrowings and money market cash equivalents are stated at cost, which approximates fair value.
(b)Carrying value represents principal of $3,099 million, net of unamortized debt discounts and issuance costs.

DT Midstream, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

NOTE 8 — DEBT
Long-Term Debt
DT Midstream's long-term debt outstanding included:

			Maturity	September 30,	December 31,
Title	Type	Interest Rate	Date (d)	2023	2022
				(millions)
2029 Notes	Senior Notes (a)	4.125%	2029	$1,100	$1,100
2031 Notes	Senior Notes (a)	4.375%	2031	1,000	1,000
2032 Notes	Senior Secured Notes (b)	4.300%	2032	600	600
Term Loan Facility	Term Loan Facility	Variable (c)	2028	399	399
Long-term debt principal				3,099	3,099
Unamortized debt discount				(2)	(3)
Unamortized debt issuance costs				(33)	(37)
Long-term debt				$3,064	$3,059
______________________________
(a) Interest payable semi-annually in arrears each June 15 and December 15.
(b) Interest payable semi-annually in arrears each April 15 and October 15.
(c) Variable rate is SOFR plus 2.11% for a one-month interest period as of September 30, 2023.
(d) DT Midstream does not have any scheduled debt maturities until 2028.
Short-Term Credit Arrangements and Borrowings
The following table presents the availability under the Revolving Credit Facility:

September 30,
2023
(millions)
Total availability
Revolving Credit Facility, expiring October 2027	$1,000
Amounts outstanding
Revolving Credit Facility borrowings	125
Letters of credit	16
141
Net availability	$859
Borrowings under the Revolving Credit Facility are used for general corporate purposes, acquisitions, and letter of credit issuances to support DT Midstream's operations and liquidity. In April 2023, certain letters of credit totaling $23 million were replaced with surety bonds. See Note 9, "Commitments and Contingencies" for additional information. Revolving Credit Facility related issuance and amendment costs, net of amortization, were $7 million and $8 million as of September 30, 2023 and December 31, 2022, respectively. These costs are included in Other noncurrent assets on DT Midstream's Consolidated Statements of Financial Position and are being amortized over the remaining term of the Revolving Credit Facility.
In June 2023, DT Midstream entered into an Amendment No. 2 to our Credit Agreement amending certain of the terms, including, among other things, the replacement of the interest rate provisions related to the Term Loan Facility from Eurodollar Rate to Term SOFR (as defined in the Credit Agreement).
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

DT Midstream, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

The Term Loan Facility requires the maintenance of a minimum debt service coverage ratio of 1.1 to 1, and the Revolving Credit Facility requires maintenance of (i) a maximum consolidated net leverage ratio of 5 to 1, and (ii) a minimum interest coverage ratio of no less than 2.5 to 1. The debt service coverage ratio means the ratio of annual consolidated EBITDA to debt service, as defined in the Credit Agreement. The consolidated net leverage ratio means the ratio of net debt determined in accordance with GAAP to annual consolidated EBITDA. The interest coverage ratio means the ratio of annual consolidated EBITDA to annual interest expense, as defined in the Credit Agreement. The Credit Agreement definition of annual consolidated EBITDA excludes EBITDA from equity method investees, but includes dividends and distributions from equity method investees. As of September 30, 2023, the debt service coverage ratio, the consolidated net leverage ratio and the interest coverage ratio was 8.3 to 1, 2.4 to 1 and 7.8 to 1, respectively, and DT Midstream was in compliance with these financial covenants.
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
Guarantees
In certain limited circumstances, DT Midstream enters into contractual guarantees. DT Midstream may guarantee another entity's obligation in the event it fails to perform and may provide guarantees in certain indemnification agreements. DT Midstream did not have any guarantees of other parties' obligations as of September 30, 2023.
Surety Bonds
In certain limited circumstances, DT Midstream enters into contracts that require us to obtain external surety bonds to secure our payment and performance. DT Midstream agrees to indemnify the issuers of these surety bonds for amounts, if any, paid by them under these agreements. In the event that any surety bonds are called for non-performance, DT Midstream would be obligated to reimburse the issuer of the surety bond. The maximum potential indemnification under our surety bond agreements as of September 30, 2023 is $32 million.
Vector Line of Credit
DT Midstream is the lender under a revolving term credit facility to Vector, the borrower, in the amount of Canadian $70 million. The credit facility was executed in response to the passage of Canadian regulations requiring oil and gas pipelines to demonstrate their financial ability to respond to a catastrophic event and exists for the sole purpose of satisfying these regulations. Vector may only draw upon the facility if the funds are required to respond to a catastrophic event. The maximum potential payout as of September 30, 2023 is USD $52 million. The funding of a loan under the terms of the credit facility is considered remote.
Environmental Contingencies
In order to comply with certain state environmental regulations, DT Midstream has an obligation to restore pipeline right-of-way slope failures that may arise in the ordinary course of business in the Utica and Marcellus formations. DT Midstream conducted an evaluation, which was prioritized based on the severity and proximity of remaining locations, and used updated cost information to assess the adequacy of the estimate for the contingent liability accrual. Based on this evaluation, we recorded a reduction to the contingent liability accrual and decrease to operation and maintenance expense of $6 million during the three months ended September 30, 2023. As of September 30, 2023 and December 31, 2022, DT Midstream had accrued contingent liabilities of $13 million and $19 million, respectively, for future slope restoration expenditures. The accrual is included in Other current liabilities and Other liabilities in the Consolidated Statements of Financial Position. While restoration and continued evaluation is ongoing, DT Midstream believes the accrued amounts are sufficient to cover estimated future expenditures.

DT Midstream, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

NOTE 10 — SEGMENT AND RELATED INFORMATION
DT Midstream sets strategic goals, allocates resources, and evaluates performance based on the following structure:
The Pipeline segment owns and operates interstate and intrastate natural gas pipelines, storage systems, and natural gas gathering lateral pipelines. The segment also has interests in equity method investees that own and operate interstate natural gas pipelines. The Pipeline segment is also engaged in the transportation and storage of natural gas for intermediate and end user customers. During the three months ended March 31, 2023, DT Midstream completed the conversion of the Michigan System and began providing services under a new long-term dry gas transmission contract. During the three and nine months ended September 30, 2023, the Michigan System financial results are presented in the Pipeline segment. The prior year's comparative activity was for gathering services and therefore was not revised.
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
Inter-segment billing for goods and services exchanged between segments is based upon contracted prices of the provider. Inter-segment billings were not significant for the three and nine months ended September 30, 2023 and 2022.
The following table presents financial data by business segment:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
	(millions)
Operating Revenues
Pipeline	$96	$87	$271	$247
Gathering	138	148	407	430
Total	$234	$235	$678	$677

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
	(millions)
Net Income Attributable to DT Midstream by Segment
Pipeline	$64	$70	$185	$170
Gathering	27	43	78	115
Total	$91	$113	$263	$285
NOTE 11 — SUBSEQUENT EVENT
Dividend Declaration
On November 1, 2023, DT Midstream announced that our Board of Directors declared a quarterly dividend of $0.69 per share of common stock. The dividend is payable to our stockholders of record as of December 18, 2023 and is expected to be paid on January 15, 2024.

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
For purposes of the following discussion, any increases or decreases refer to the comparison of the three months ended September 30, 2023 to the three months ended June 30, 2023, and the nine months ended September 30, 2023 to the nine months ended September 30, 2022, as applicable.
The following table summarizes our consolidated financial results:

	Three Months Ended		Nine Months Ended
	September 30,	June 30,	September 30,	September 30,
	2023	2023	2023	2022
	(millions, except per share amounts)
Operating revenues	$234	$224	$678	$677
Net Income Attributable to DT Midstream	91	91	263	285
Diluted Earnings per Common Share	$0.94	$0.93	$2.70	$2.94

	Three Months Ended		Nine Months Ended
	September 30,	June 30,	September 30,	September 30,
	2023	2023	2023	2022
	(millions)
Net Income Attributable to DT Midstream by Segment
Pipeline	$64	$64	$185	$170
Gathering	27	27	78	115
Total	$91	$91	$263	$285

Pipeline

The Pipeline segment consists of our interstate pipelines, intrastate pipelines, storage systems, lateral pipelines including related treatment plants and compression and surface facilities. This segment also includes our equity method investments. During the three months ended March 31, 2023, DT Midstream completed the conversion of the Michigan System and began providing services under a new long-term dry gas transmission contract. During the three and nine months ended September 30, 2023, the Michigan System financial results are presented in the Pipeline segment. The prior year's comparative activity was for gathering services and therefore was not revised.
Pipeline results and outlook are discussed below:

	Three Months Ended		Nine Months Ended
	September 30,	June 30,	September 30,	September 30,
	2023	2023	2023	2022
	(millions)
Operating revenues	$96	$90	$271	$247
Operation and maintenance	13	14	38	37
Depreciation and amortization	17	17	50	46
Taxes other than income	5	3	12	12
Asset (gains) losses and impairments, net	(1)	(3)	(4)	(6)
Operating Income	62	59	175	158
Interest expense	13	13	42	41
Interest income	—	(1)	(1)	(1)
Earnings from equity method investees	(41)	(41)	(132)	(107)
Loss from financing activities	—	—	—	6
Income Tax Expense	23	21	72	40
Net Income	67	67	194	179
Less: Net Income Attributable to Noncontrolling Interests	3	3	9	9
Net Income Attributable to DT Midstream	$64	$64	$185	$170
Operating revenues increased $6 million for the three months ended September 30, 2023 primarily due to the phase 1 Haynesville System (LEAP) expansion of $5 million. Operating revenues increased $24 million for the nine months ended September 30, 2023 primarily due to higher long-term and short-term storage contracting rates at the Washington 10 Storage Complex of $15 million and new transmission service contracts at the Michigan System of $11 million, partially offset by lower volumes at Bluestone of $2 million.
Operation and maintenance expense increased $1 million for the nine months ended September 30, 2023 primarily due to new transmission service contracts at the Michigan System.
Depreciation and amortization expense increased $4 million for the nine months ended September 30, 2023 primarily due to new transmission service assets at the Michigan System and new Haynesville System (LEAP) assets placed into service.
Interest expense increased $1 million for the nine months ended September 30, 2023 primarily due to higher borrowings under the Revolving Credit Facility, a full nine months of interest expense related to our 2032 Notes, and higher interest rates on the Term Loan Facility. This increase was mostly offset by a lower balance on the Term Loan Facility and higher capitalized interest due to higher construction in progress during 2023.
Earnings from equity method investees increased $25 million for the nine months ended September 30, 2023 primarily due to Millennium of $22 million from our higher ownership percentage, and NEXUS of $2 million driven by increased contract rates and additional customers partially offset by higher interest expense from new senior unsecured notes.
Loss from financing activities decreased $6 million for the nine months ended September 30, 2023 due to the partial repayment of our Term Loan Facility that occurred during the three months ended June 30, 2022.

Income tax expense increased $32 million for the nine months ended September 30, 2023 primarily due to the 2022 decrease in Pennsylvania income tax rates which resulted in a $15 million benefit from remeasuring our deferred tax balances in the prior year and higher income before income taxes in 2023.
Pipeline Outlook
We believe our long-term agreements with customers and the location and connectivity of our pipeline assets position the business for future growth. We will continue to pursue economically attractive expansion opportunities that leverage our current asset footprint and strategic relationships. These growth opportunities include further expansion at the Haynesville System (LEAP) and Stonewall Gas Gathering, new contracts with higher rates at the Washington 10 Storage Complex, and additional growth related to our equity method investments.
Gathering
The Gathering segment includes gathering systems, related treatment plants and compression and surface facilities. Gathering results and outlook are discussed below:

	Three Months Ended		Nine Months Ended
	September 30,	June 30,	September 30,	September 30,
	2023	2023	2023	2022
	(millions)
Operating revenues	$138	$134	$407	$430
Operation and maintenance	45	46	138	152
Depreciation and amortization	29	27	83	80
Taxes other than income	2	3	10	11
Asset (gains) losses and impairments, net	—	—	—	(17)
Operating Income	62	58	176	204
Interest expense	25	22	69	58
Interest income	—	—	—	(1)
Loss from financing activities	—	—	—	7
Other (income) and expense	—	—	(1)	—
Income Tax Expense	10	9	30	25
Net Income Attributable to DT Midstream	$27	$27	$78	$115
Operating revenues increased $4 million for the three months ended September 30, 2023 primarily due to higher Blue Union revenues of $4 million driven by recovery of production-related operating expenses. Operating revenues decreased $23 million for the nine months ended September 30, 2023 primarily due to lower Blue Union revenues of $28 million and lower Susquehanna Gathering System volumes of $4 million, partially offset by higher Appalachia Gathering System volumes of $14 million. Lower Blue Union revenues were driven primarily by lower rates and recovery of production-related operating expenses, partially offset by new contracts.
Operation and maintenance expense decreased $1 million for the three months ended September 30, 2023 primarily due to a reduction in Appalachia Gathering System environmental contingent liabilities of $6 million, partially offset by higher Blue Union expenses of $5 million driven by higher production-related operating expenses and planned maintenance. Operation and maintenance expense decreased $14 million for the nine months ended September 30, 2023 primarily due to a reduction in Appalachia Gathering System environmental contingent liabilities of $6 million, lower Blue Union expenses of $5 million driven by lower production-related operating expenses and planned maintenance, and lower Susquehanna Gathering System expenses of $3 million.
Depreciation and amortization expense increased $3 million for the nine months ended September 30, 2023 primarily due to new Blue Union and Appalachia Gathering System assets placed into service.
Asset (gains) losses and impairments, net decreased $17 million for the nine months ended September 30, 2023 primarily due to the 2022 gain on sale of certain assets in the Utica Shale region of $17 million.

Interest expense increased $11 million for the nine months ended September 30, 2023 primarily due to higher borrowings under the Revolving Credit Facility, a full nine months of interest expense related to our 2032 Notes, and higher interest rates on the Term Loan Facility. This increase was partially offset by a lower balance on the Term Loan Facility and higher capitalized interest due to higher construction in progress during 2023.
Loss from financing activities decreased $7 million for the nine months ended September 30, 2023 due to the partial repayment of our Term Loan Facility that occurred during the three months ended June 30, 2022.
Income tax expense increased $5 million for the nine months ended September 30, 2023 primarily due to the 2022 decrease in Pennsylvania income tax rates which resulted in a $10 million benefit from remeasuring our deferred tax balances in the prior year, partially offset by lower income before income taxes.
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
CAPITAL INVESTMENTS
Capital spending within our Company is primarily for ongoing maintenance and expansion of our existing assets, and if identified, attractive growth opportunities. We have been disciplined in our capital deployment and make growth investments that meet our criteria in terms of strategy, management skills, and identified risks and expected returns. All potential investments are analyzed for their rates of return and cash payback on a risk-adjusted basis. Our total capital expenditures, inclusive of $6 million in contributions to equity method investees, were $628 million for the nine months ended September 30, 2023. We anticipate total capital expenditures, inclusive of contributions to equity method investees, in 2023 of approximately $790 million to $850 million.
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

	Nine Months Ended
	September 30,
	2023	2022
	(millions)
Cash and Cash Equivalents at Beginning of Period	$61	$132
Net cash and cash equivalents from operating activities	614	574
Net cash and cash equivalents from (used for) investing activities	(223)	(150)
Net cash and cash equivalents from (used for) financing activities	(422)	(201)
Net Increase (Decrease) in Cash and Cash Equivalents	(31)	223
Cash and Cash Equivalents at End of Period	$30	$355
For purposes of the following discussion, any increases or decreases refer to the comparison of the nine months ended September 30, 2023 to the nine months ended September 30, 2022.
Operating Activities
Cash flows from our operating activities can be impacted in the short term by the natural gas volumes gathered or transported through our systems under interruptible service revenue contracts, natural gas price changes, seasonality, weather fluctuations, dividends received from equity method investees and the financial condition of our customers. Our preference to enter into firm service revenue contracts leads to more stable operating performance, revenues and cash flows and limits our exposure to natural gas price fluctuations.
Net cash and cash equivalents from operating activities increased $40 million in the nine months ended September 30, 2023 primarily due to an increase in dividends received from equity method investees, working capital changes, and an increase in operating income after adjustment for non-cash items including depreciation and amortization expense, stock-based compensation, amortization of operating lease right-of-use assets, and assets (gains) losses and impairments. These increases were partially offset by an increase in interest expense in 2023.
Investing Activities
Cash outflows associated with our investing activities are primarily the result of plant and equipment expenditures, acquisitions, and contributions to equity method investees. Cash inflows from our investing activities are generated from proceeds from sale or collection of notes receivable, distributions received from equity method investees, and proceeds from asset sales.
Net cash and cash equivalents used for investing activities increased $73 million in the nine months ended September 30, 2023 primarily due to an increase in cash used for plant and equipment expenditures for expansions on LEAP, Blue Union, the Appalachia Gathering System, and the Ohio Utica System, and a decrease in proceeds from the sale of notes receivable. This change was partially offset by higher distributions received from equity method investees in 2023, including the NEXUS distribution.
Financing Activities
In April 2022, we issued the 2032 Notes in aggregate principal amount of $600 million. We used the net proceeds from the 2032 Notes of $593 million to partially repay indebtedness under our Term Loan Facility. See Note 8, "Debt" to the Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.

DT Midstream paid cash dividends on common stock of $196 million and $182 million during the nine months ended September 30, 2023 and 2022, respectively. See Note 5, "Earnings Per Share and Dividends" to the Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.
Net cash and cash equivalents used for financing activities increased $221 million in the nine months ended September 30, 2023 primarily due to higher net repayments of borrowings under the Revolving Credit Facility, higher dividends paid on common stock, higher other financing activity payments and lower proceeds from the issuance of long-term debt. The increase was partially offset by lower repayments of long-term debt.
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
Our sources of liquidity include cash generated from operating activities and available borrowings under our Revolving Credit Facility. As of September 30, 2023, we had $16 million of letters of credit outstanding and $125 million of borrowings outstanding under our Revolving Credit Facility. We had approximately $889 million of available liquidity as of September 30, 2023, consisting of amounts available under our Revolving Credit Facility and cash and cash equivalents.
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
Goodwill
We have goodwill that resulted from business combinations. Annually as of October 1st, an impairment test for goodwill is performed which compares the fair value of each reporting unit to its carrying value including goodwill. In between annual impairment tests, we monitor our estimates and assumptions regarding future cash flows, including the impact of movements in market indicators. An interim impairment test is performed whenever a triggering event occurs or circumstances indicate that the value of goodwill may be impaired.
The estimated fair value in our annual goodwill impairment analysis utilizes significant assumptions that require judgement by management. One such significant assumption is the weighted average cost of capital which is used to discount estimates of projected future results and cash flows to be generated by each reporting unit. We have noted that U.S. Treasury risk-free rates have increased and U.S. Industrial Bond spreads have decreased since our last annual impairment test. Our annual goodwill impairment analysis includes a comparison of the estimated fair value of the Company as a whole to our market capitalization. Management also compares the implied market multiple of the estimated fair value of each reporting unit to midstream industry transaction multiples. We have noted a slight increase in our consolidated market capitalization since our last annual goodwill impairment test. We have noted a slight decrease in gathering-related transaction multiples since our last annual goodwill impairment test. After assessing all relevant facts and circumstances, we have concluded that no triggering event has occurred that indicates it is more likely than not that the goodwill is impaired for either reporting unit and determined that an interim impairment test is not required. We will continue to monitor our estimates and assumptions on a quarterly basis as market conditions continue to evolve.
While we believe the estimates and assumptions in the fair value are reasonable, the actual results may differ from projections. To the extent projected results or cash flows are revised downward, the reporting unit may be required to write down all or a portion of its goodwill, which would adversely impact our earnings. If current expectations of future long-term growth are not met or market factors outside of our control change, such as U.S. Treasury Rates or a decline in midstream industry transaction multiples, this may lead to a goodwill impairment in the future.
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
We engage with customers that are sub-investment grade, including our key customer, Southwestern Energy. These customers are otherwise considered creditworthy or are required to make prepayments or provide security to satisfy credit concerns. We regularly monitor for bankruptcy proceedings that may impact our customers and had no bankruptcy proceedings during the nine months ended September 30, 2023.
Interest Rate Risk
We are subject to interest rate risk in connection with the issuance of debt. Our exposure to interest rate risk arises primarily from changes in SOFR. As of September 30, 2023, we had floating rate debt of $524 million related to the variable rate Term Loan Facility and borrowings outstanding under our Revolving Credit Facility and a floating rate debt-to-total debt ratio of 16%. See Note 8, "Debt" to the Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.
We are subject to interest rate risk in connection with our goodwill impairment assessment. See "Critical Accounting Estimates" under Part I, Item 2 of this Form 10-Q.
Summary of Sensitivity Analysis
A sensitivity analysis was performed on the fair values of our long-term debt obligations. The sensitivity analysis involved increasing and decreasing interest rates as of September 30, 2023 by a hypothetical 10% and calculating the resulting change in the fair values. The hypothetical losses related to long-term debt would be realized only if we transferred all of our fixed-rate long-term debt to other creditors. The results of the sensitivity analysis are as follows:

	Assuming a 10% Increase in Rates	Assuming a 10% Decrease in Rates	Change in the Fair Value of
Activity	As of September 30, 2023
	(millions)
Interest rate risk	$(93)	$98	Long-term debt

Item 4. Controls and Procedures
(a) Evaluation of disclosure controls and procedures
Management of DT Midstream carried out an evaluation, under the supervision and with the participation of DT Midstream's Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of DT Midstream's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2023, which is the end of the period covered by this report. Based on this evaluation, DT Midstream's CEO and CFO have concluded that such disclosure controls and procedures are effective in providing reasonable assurance that information required to be disclosed by DT Midstream in reports that it files or submits under the Exchange Act (i) is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms and (ii) is accumulated and communicated to DT Midstream's management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Due to the inherent limitations in the effectiveness of any disclosure controls and procedures, management cannot provide absolute assurance that the objectives of our disclosure controls and procedures will be attained.
(b) Changes in internal control over financial reporting
There have been no changes in DT Midstream's internal control over financial reporting during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, DT Midstream's internal control over financial reporting.

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

Date:	November 1, 2023
DT MIDSTREAM, INC.

		By:	/S/ JEFFREY A. JEWELL
Jeffrey A. Jewell Chief Financial and Accounting Officer
(Duly Authorized Officer)