Form 10-K
period 2023-12-31
DT Midstream, Inc.
filed 2024-02-16
CIK 1842022

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of Each Class	Trading Symbol	Name of Exchange on which Registered
Common stock, par value $0.01	DTM	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Exchange Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes ☒    No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.     Yes ☐    No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Exchange Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. Yes ☐ No ☒
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to Section 240.10D-1(b). Yes ☐ No ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐ No ☒
On June 30, 2023, the aggregate market value of DT Midstream's voting common stock was approximately $4.8 billion (based on the New York Stock Exchange closing price on such date).
Number of shares of common stock outstanding at February 8, 2024:

Description	Shares
Common stock, par value $0.01	96,979,556
DOCUMENTS INCORPORATED BY REFERENCE
Certain information in DT Midstream's definitive Proxy Statement for our 2024 Annual Meeting of Common Shareholders to be held May 10, 2024, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the end of the registrant’s fiscal year covered by this report on Form 10-K, is incorporated herein by reference to Part III (Items 10, 11, 12, 13, and 14) of this Form 10-K.

DEFINITIONS
Unless the context otherwise requires, references to "we," "us," "our," "Registrant," or the "Company" and words of similar importance refer to DT Midstream and, unless otherwise specified, our consolidated subsidiaries and our unconsolidated joint ventures. As used in this Form 10-K, the terms and definitions below have the following meanings:

Appalachia Gathering	A 149-mile gathering system delivering Marcellus shale natural gas to the Texas Eastern Pipeline and Stonewall

ASC 606	The Accounting Standards Codification of Revenue from Contracts with Customers issued by the FASB

ASU	Accounting Standards Update issued by the FASB

Bcf	Billion cubic feet of natural gas

Bcf/d	Billion cubic feet of natural gas per day

Birdsboro	A 14-mile interstate pipeline transporting gas supply to a gas-fired power plant in Pennsylvania

Bluestone	A 65-mile lateral pipeline and two compression facilities delivering Marcellus shale natural gas to Millennium and the Tennessee Pipeline

Blue Union Gathering	A 420-mile gathering system delivering shale natural gas from the Haynesville formation of Louisiana to markets in the Gulf Coast region

CERCLA	Comprehensive Environmental Response, Compensation, and Liability Act

CFTC	Commodity Futures Trading Commission

Columbia Pipeline	Columbia Gas Transmission, LLC, owned by TC Energy Corporation and Global Infrastructure Partners

COVID-19	Coronavirus disease of 2019

Credit Agreement	DT Midstream's credit agreement provides for the Term Loan Facility and Revolving Credit Facility

Distribution	Pro rata distribution to DTE Energy shareholders of all the outstanding common stock of DT Midstream upon the Separation

DEI	Diversity, equity, and inclusion

DTE Energy	DTE Energy Company, the consolidating entity of DT Midstream prior to the Separation

DT Midstream	DT Midstream, Inc. and our consolidated subsidiaries

EPA	U.S. Environmental Protection Agency

EPAct 2005	Energy Policy Act of 2005

ESA	The U.S. federal Endangered Species Act

ESG	Environmental, social and corporate governance

FASB	Financial Accounting Standards Board

FERC	Federal Energy Regulatory Commission

GAAP	Generally Accepted Accounting Principles in the United States

Generation	A 25-mile intrastate transportation pipeline located in northern Ohio and owned by NEXUS

GHG	Greenhouse gas

Gillis Access Project	A new pipeline system in Louisiana owned by TC Energy Corporation

Haynesville System	Pipeline and gathering system which is comprised of LEAP, Blue Union Gathering, and associated facilities

HCA	High consequence area

Inflation Reduction Act	The Inflation Reduction Act of 2022 (H.R. 5374)

DEFINITIONS

LEAP	Louisiana Energy Access Project, a 209-mile lateral pipeline delivering Haynesville shale natural gas to markets in the Gulf Coast region

LIBOR	London Inter-Bank Offered Rates

LNG	Liquefied natural gas

Michigan System	A 335-mile pipeline system in northern Michigan

Millennium
Millennium Pipeline Company, LLC, a joint venture that owns a 263-mile interstate transportation pipeline and compression facilities serving markets in the northeast and supply from the northeast Marcellus region, in which DT Midstream owns a 52.5% interest

MVCs	Minimum volume commitments

National Grid	National Grid Millennium LLC

NEPA	National Environmental Policy Act

NEXUS
NEXUS Gas Transmission, LLC, a joint venture that owns (i) a 256-mile interstate pipeline and three compression facilities transporting Utica and Marcellus shale natural gas to Ohio, Michigan and Ontario market centers and (ii) Generation, in which DT Midstream owns a 50% interest

NGA	Natural Gas Act

NGPA	Natural Gas Policy Act

NWP 12	The U.S. Army Corps of Engineers Clean Water Act Section 404 Nationwide Permit 12

NYSE	New York Stock Exchange

Ohio Utica Gathering	A 20-mile gathering system, including compression and dehydration facilities, to deliver Utica shale gas from producer wells to a nearby processing plant

OSHA	The U.S. federal Occupational Safety and Health Act

PHMSA	Pipeline and Hazardous Materials Safety Administration

RCRA	Resource Conservation and Recovery Act

Revolving Credit Facility	DT Midstream's secured revolving credit facility issued under the Credit Agreement

SEC	Securities and Exchange Commission

Separation	The separation and spin-off of DT Midstream from DTE Energy, effective July 1, 2021

Separation and Distribution Agreement
The Separation and Distribution Agreement with DTE Energy was established before the Distribution to set forth DT Midstream's agreements with DTE Energy regarding the principal actions to be taken in connection with the Separation, as well as other agreements that govern aspects of DT Midstream's relationship with DTE Energy following the Separation

SOFR	Secured Overnight Financing Rate

South Romeo	South Romeo Gas Storage Company, LLC, a joint venture which owns the Washington 28 Storage Complex, in which DT Midstream owns a 50% interest

Southwestern Energy	Southwestern Energy Company and/or its affiliates

Stonewall	Stonewall Gas Gathering Lateral Pipeline, a 68-mile pipeline delivering Marcellus and Utica shale natural gas to the Columbia Pipeline, in which DT Midstream owns an 85% interest

Susquehanna Gathering	A 198-mile gathering system delivering Marcellus shale natural gas to Bluestone

Tax Matters Agreement	The agreement that governs the respective rights, responsibilities and obligations of DTE Energy and DT Midstream after the Separation with respect to all tax matters

Tennessee Pipeline	Tennessee Gas Pipeline Company, LLC, owned by Kinder Morgan, Inc.

Term Loan Facility	DT Midstream's term loan facility issued under the Credit Agreement

DEFINITIONS

Texas Eastern Pipeline	Texas Eastern Transmission, LP, owned by Enbridge Inc.

Tioga Gathering	A 3-mile gathering system delivering shale natural gas to the Dominion Transmission interconnect

U.S.	United States of America

USD	United States Dollar ($)

Vector
Vector Pipeline LP, a joint venture that owns a 348-mile interstate transportation pipeline and five compression facilities connecting Illinois, Michigan, and Ontario market centers, in which DT Midstream owns a 40% interest

VIE	Variable Interest Entity

Washington 10 Storage Complex	An interstate storage system located in Michigan with 94 Bcf of storage capacity and associated compression facilities, in which DT Midstream owns a 91% interest

WOTUS	Navigable Waters Protection Rule under the U.S. federal Clean Water Act

2020 PIPES Act	Protecting Our Infrastructure of Pipelines and Enhancing Safety Act of 2020

2029 Notes	Senior unsecured notes of $1.1 billion in aggregate principal amount due June 2029

2031 Notes	Senior unsecured notes of $1.0 billion in aggregate principal amount due June 2031

2032 Notes	Senior secured notes of $600 million in aggregate principal amount due April 2032

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
•geologic and reservoir risks and considerations;
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
•the effects and associated cost of compliance with existing and future laws and governmental regulations, such as the Inflation Reduction Act;
•changes in environmental laws, regulations or enforcement policies, including laws and regulations relating to climate change and GHG emissions;

FORWARD-LOOKING STATEMENTS

•ability to develop low carbon business opportunities and deploy GHG reducing technologies;
•changes in insurance markets impacting costs and the level and types of coverage available;
•the timing and extent of changes in commodity prices;
•the success of our risk management strategies;
•the suspension, reduction or termination of our customers’ obligations under our commercial agreements;
•disruptions due to equipment interruption or failure at our facilities, or third-party facilities on which our business is dependent; and
•the effects of future litigation.
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

PART I

Items 1. and 2. Business and Properties
General
DT Midstream was incorporated in the state of Delaware in 2021. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements, and all amendments to such reports are available free of charge through the Investors Relations page of DT Midstream's website: www.dtmidstream.com, as soon as reasonably practicable after they are filed with or furnished to the SEC. Additionally, the public may read and copy any materials that we file electronically with the SEC at www.sec.gov.
The DT Midstream Code of Conduct, Board of Directors' Code of Business Conduct and Ethics, Board of Directors' Governance Guidelines, Board of Directors' Committee Charters, and Categorical Standards for Director Independence are also posted on DT Midstream's website. The information on DT Midstream's website is not part of this report or any other report that DT Midstream files with, or furnishes to, the SEC.
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
Our core assets strategically connect key demand centers in the Midwestern U.S., Eastern Canada and Northeastern U.S. regions to the premium production areas of the Marcellus/Utica natural gas formation in the Appalachian Basin and connect key demand centers and LNG export terminals in the Gulf Coast region to premium production areas of the Haynesville natural gas formation.
We have an established history of stable, long-term growth with contractual cash flows from customers that include natural gas producers, local distribution companies, electric power generators, industrials, and national marketers.
We believe that our properties are generally in good condition, well-maintained and suitable and adequate to carry on our business at capacity for the foreseeable future.
The Separation
On July 1, 2021, DT Midstream completed the Separation from DTE Energy and became an independent public company. See Note 1, "Description of the Business and Basis of Presentation" to the Consolidated Financial Statements under Part II, Item 8 of this Form 10-K.

2023 Executive Summary
During the year ended December 31, 2023, DT Midstream's accomplishments and business developments included:
•Attained Net Income Attributable to DT Midstream of $384 million;
•Declared total cash dividends of $2.76 per common share;
•Completed the conversion of the Michigan System from gathering to dry gas transmission service and began providing services under a new long-term dry gas transmission contract;
•Placed the LEAP phase 1 and phase 2 expansions into service early;
•Continued construction of the LEAP phase 3 expansion;
•Executed a commercial agreement and completed construction of a new gathering trunkline for Ohio Utica Gathering;
•Completed construction of 0.4 Bcf/d of new treating capacity for Blue Union Gathering;
•Continued construction of the Appalachia Gathering phase 2 expansion;
•Began construction of a new 1.0 Bcf/d LEAP interconnect with the Gillis Access Project, which will provide access to the Louisiana industrial and LNG corridor;
•Began construction on a new 0.4 Bcf/d supply interconnect with a third-party processing plant in Blue Union Gathering;
•Published our second annual Corporate Sustainability Report in the second quarter 2023. The information in our Corporate Sustainability Report is not incorporated by reference into this Form 10-K; and
•Advanced the carbon capture and sequestration project in Louisiana through filing the Class V test well permit application with the Louisiana Department of Natural Resources; the permit was received in January 2024.

Our Strategy
Our principal business objective is to safely and reliably operate and develop natural gas assets across our premier footprint. Our proven leadership and highly engaged employees have an excellent track record. Prospectively, we intend to continue this track record by executing on our natural gas-centric business strategy focused on disciplined capital deployment and supported by a flexible, well capitalized balance sheet. Additionally, we intend to develop low carbon business opportunities and deploy GHG reducing technologies as part of our goal of being leading environmental stewards in the midstream industry. We are executing on a plan to achieve net zero carbon emissions by 2050.
Our strategy is premised on the following principles:
•Operate our assets in a sustainable and responsible manner. We believe that consistently serving our communities, customers, team members, and stakeholders is foundational.
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
Southwestern Energy accounted for approximately 60% of our operating revenues for the year ended December 31, 2023. Our operating revenues do not include revenues of unconsolidated joint ventures accounted for as equity method investments.
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
Our interstate pipelines are FERC-regulated assets that transport natural gas from interconnected pipelines to power plants, local distribution companies and industrial end users, as well as interconnected pipelines for delivery to additional markets. Our intrastate pipelines are typically state-regulated assets that transport natural gas from interconnected pipelines to power plants, local distribution companies and industrial end users. Our lateral pipelines are assets that gather natural gas for our customers from multiple central delivery points within a basin and redeliver that natural gas to interstate pipelines, intrastate pipelines, and LNG export terminals for further downstream transportation and, accordingly, perform a gathering function not subject to FERC jurisdiction. Our storage systems provide natural gas storage services for customers, subject to FERC jurisdiction.
Revenues and Earnings from Equity Method Investees
DT Midstream primarily provides two types of pipeline and storage services: firm service and interruptible service. Firm service revenue contracts are typically long-term and structured using fixed demand charges or MVCs with fixed deficiency fee rates. This provides for fixed revenue commitments regardless of actual volumes of natural gas that flow, which leads to more stable operating performance, revenues and cash flows and limits our exposure to natural gas price fluctuations. For the year ended December 31, 2023, approximately 84% of our Pipeline revenue was generated under firm service revenue contracts and approximately 95% of the revenue of our unconsolidated joint ventures was generated under firm service revenue contracts. The earnings of our unconsolidated joint ventures are included in earnings from equity method investees in our Consolidated Statements of Operations. Interruptible service revenue contracts typically contain fixed rates, with total consideration dependent on actual natural gas volumes that flow.
For the year ended December 31, 2023, revenue from the Pipeline segment accounted for approximately 41% of our consolidated revenue. The cash flows from our Pipeline operations can be impacted in the short term by seasonality, weather fluctuations and the financial condition of our customers.
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

Properties
The following table presents certain information concerning our principal properties included in the Pipeline segment:

Property Classification	% Owned	Operator	Capacity (Bcf/d)	Compression Horsepower	Description	Location
Pipeline
FERC-Regulated Interstate Pipelines
NEXUS (a)	50%	No	1.4	99,137	A joint venture that owns a 256-mile pipeline and three compression facilities transporting Utica and Marcellus shale natural gas to Ohio, Michigan and Ontario market centers and Generation	OH and MI
Vector (a)	40%	No	2.8	120,000	A joint venture that owns a 348-mile pipeline and five compression facilities connecting Illinois, Michigan and Ontario market centers	IL, IN, MI and Ontario
Millennium (a)	52.5%	No	1.9	84,389	A joint venture that owns a 263-mile pipeline and compression facilities serving markets in the northeast and supply from the northeast Marcellus region	NY
Birdsboro	100%	Yes	0.2	—	A 14-mile pipeline transporting gas supply to a gas-fired power plant in Pennsylvania	PA
Intrastate Pipelines
Generation	50%	No	0.4	—	A 25-mile pipeline located in northern Ohio and owned by NEXUS	OH
FERC-Regulated Storage System
Washington 10 Storage Complex (b)	91%	Yes	N/A	26,205	An interstate storage system with 94 Bcf of storage capacity and associated compression facilities	MI
Lateral Pipelines
Bluestone	100%	Yes	1.2	36,720	A 65-mile pipeline and two compression facilities delivering Marcellus shale natural gas to Millennium and the Tennessee Pipeline	PA and NY
LEAP	100%	Yes	1.7	18,000	A 209-mile pipeline delivering Haynesville shale natural gas to markets in the Gulf Coast region	LA
Stonewall	85%	Yes	1.5	—	A 68-mile pipeline delivering Marcellus and Utica shale natural gas to the Columbia Pipeline	WV
Michigan System	100%	Yes	0.8	2,400	A 335-mile pipeline system in northern Michigan	MI
__________________________________
(a)We account for our ownership interest in these joint venture properties as equity method investments in accordance with GAAP. See Note 1, "Description of the Business and Basis of Presentation" to the Consolidated Financial Statements under Part II, Item 8 of this Form 10-K.
(b)The Washington 10 Storage Complex includes 16 Bcf of leased capacity from the Washington 28 Storage Complex, which is held by a joint venture, South Romeo, in which DT Midstream owns a 50% interest.
Business Updates
During the three months ended March 31, 2023, DT Midstream completed the conversion of the Michigan System from gathering to dry gas transmission service and began providing services under a new long-term dry gas transmission contract. For the year ended December 31, 2023, the Michigan System financial results are presented in the Pipeline segment. The prior years' comparative activity was for gathering services and therefore was not revised from presentation in the Gathering segment.
In August 2023, we placed the LEAP phase 1 expansion into service early; and, in January 2024, we placed the LEAP phase 2 expansion into service early. During the year ended December 31, 2023, we continued the LEAP phase 3 expansion, which will increase the capacity to 1.9 Bcf/d and will provide additional access to LNG export terminals. Additionally, during the year ended December 31, 2023, we began construction of a new 1.0 Bcf/d LEAP interconnect with the Gillis Access Project, which will provide access to the Louisiana industrial and LNG corridor and is expected to be placed into service in the second quarter 2024.

Capital expenditure investments for these expansion projects are contemplated in our forecasted capital expenditures discussed under Part II, Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations—Capital Investments of this Form 10-K.
In May 2023, NEXUS closed on the sale of $750 million of senior unsecured notes with a weighted-average coupon rate of 5.52%. DT Midstream received a distribution from NEXUS of $371 million, net of fees and expenses, which reduced our investment balance under the equity method of accounting. DT Midstream used the proceeds from the distribution to repay borrowings outstanding under our Revolving Credit Facility. See Note 1, "Description of the Business and Basis of Presentation" to the Consolidated Financial Statements under Part II, Item 8 of this Form 10-K.
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
Revenues
Our Gathering segment typically has firm revenue contracts that are long-term and structured using fixed demand charges or MVCs with fixed deficiency fee rates. This provides for fixed revenue commitments regardless of actual volumes of natural gas that flow, which leads to more stable operating performance, revenues and cash flows and limits our exposure to natural gas price fluctuations. Additional revenues are generated from proved developed producing reserves connected to our assets, which we refer to as "flowing gas." For the year ended December 31, 2023, 58% and 25% of our Gathering segment revenue was generated under firm revenue contracts and flowing gas, respectively.
For the years ended December 31, 2023 and 2022, average throughput from the Gathering segment was 3.0 Bcf/d and 3.1 Bcf/d, respectively. For the year ended December 31, 2023, revenue from the Gathering segment accounted for approximately 59% of our consolidated revenue.
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

Properties
The following table presents certain information concerning our principal properties included in the Gathering segment:

Property Classification	% Owned	Operator	Capacity (Bcf/d)	Compression Horsepower	Description	Location
Gathering
Susquehanna Gathering	100%	Yes	1.4	97,005	A 198-mile gathering system delivering Marcellus shale natural gas to Bluestone	PA
Blue Union Gathering	100%	Yes	2.6	78,000
A 420-mile gathering system delivering shale natural gas from the Haynesville formation of Louisiana to markets in the Gulf Coast region; ancillary services include water impoundment, water transportation, water disposal, and sand mining
						LA and TX
Appalachia Gathering	100%	Yes	1.0	81,305	A 149-mile gathering system delivering Marcellus shale natural gas to the Texas Eastern Pipeline and Stonewall	PA and WV
Tioga Gathering	100%	Yes	0.1	—	A 3-mile gathering system delivering shale natural gas to Eastern Gas Transmission and Storage	PA
Ohio Utica Gathering	100%	Yes	0.1	10,000	A 20-mile gathering system, including compression and dehydration facilities, to deliver Utica shale gas from producer wells to a nearby processing plant	OH
Business Updates
During the year ended December 31, 2023, DT Midstream executed a commercial agreement and completed construction of the trunkline of Ohio Utica Gathering. The initial portions of the system were placed into service in the fourth quarter 2023, and future facilities are expected to be placed into service in the first half of 2024. Additionally, we added 0.4 Bcf/d of new treating capacity to Blue Union Gathering. We also began construction on a new 0.4 Bcf/d supply interconnect with a third-party processing plant to Blue Union Gathering, which is expected to be placed into service in the second quarter 2024. During the year ended December 31, 2023, we also continued the expansion of Appalachia Gathering.
Capital expenditure investments for these expansion projects are contemplated in our forecasted capital expenditures discussed under Part II, Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations—Capital Investments of this Form 10-K.
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
We typically obtain and maintain rights to construct and operate the pipelines on other people’s land under agreements that are perpetual or provide for renewal rights. Our pipelines are constructed on rights-of-way granted by the current record owners of such property. In many instances, lands over which rights-of-way have been obtained are subject to prior liens that have not been subordinated to the rights-of-way grants. All record owners have joined in the rights-of-way grants and signatures have been obtained, except in unusual cases where title is unclear and requires additional investigation.

Human Capital Resources
DT Midstream recognizes that being innovative is necessary for our continued growth. We currently employ 402 employees, all of whom are employed full-time, exclusive of our student intern program. All of our employees are in the U.S., with our headquarters in Detroit, Michigan and office locations in Michigan, Pennsylvania, Ohio, West Virginia, Louisiana, and Texas. None of our employees are covered by collective bargaining agreements. We believe that our employee relations are good.
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
We monitor our safety performance with leading and lagging indicators, such as safety observations, near-misses and the OSHA recordable injury metrics.
Compensation and Benefits Description
Our human capital resources objectives include recruiting, incentivizing, fostering belonging, and retaining top talent. To achieve this, we offer our employees competitive compensation packages, annual and long-term incentive programs, defined contribution retirement savings plans and an employer contribution match, as well as paid time off, medical, dental, vision and other employee benefits. We review our compensation practices annually to ensure that pay is fair and internally equitable. For additional information on the metrics used in our incentive plans, please see "Annual and Long-Term Incentives" in the Compensation Discussion and Analysis section of our Proxy Statement.
For additional information on our approach to managing our human capital resources, see our 2023 Corporate Sustainability Report on our website. The information in our Corporate Sustainability Report is not incorporated by reference into this Form 10-K.

Regulatory Environment
Our operations and investments are subject to extensive regulation by United States federal, state and local authorities. In addition, NEXUS and Vector are subject to applicable laws, rules, and regulations in Canada. Failure to comply with federal, state or local regulations may result in the imposition of administrative, civil and/or criminal remedies. We cannot predict whether a regulatory complaint or proceeding will be filed against us in the future or how a regulator may rule on any such complaint. We are not aware of any pending proceedings or complaints at this time.
Additional rules and legislation pertaining to these matters are considered and adopted from time to time. We cannot predict whether any such additional rules or legislation will be promulgated or enacted, or what effect, if any, such changes might have on our operations, however the industry could be required to incur additional capital expenditures and increased costs depending on future legislative and regulatory changes.
Federal Interstate Transportation & Storage Regulation
Many of our business operations are subject to extensive regulation by FERC under the NGA, the NGPA and regulations, rules and policies promulgated under those and other statutes. Specifically, Vector, Millennium, Birdsboro, NEXUS, and the Washington 10 Storage Complex are subject to FERC's NGA authority and provide interstate natural gas transportation or storage services in accordance with their FERC-approved tariffs. Notwithstanding the regulatory discussion below, we believe the regulatory burden does not currently affect our competitive condition.
Generally, FERC’s authority with respect to natural gas extends to:
•rates and charges for interstate pipelines and storage facilities as well as intrastate pipelines and storage facilities providing service in interstate commerce;
•terms and conditions of services and service contracts with customers;
•certification and construction of new interstate pipelines and storage services and facilities and expansion of such facilities;
•abandonment of interstate pipelines and storage services and facilities;
•maintenance of accounts and records;
•relationships between pipelines and certain affiliates;
•depreciation and amortization rates and policies;
•facility replacements and upgrades; and
•acquisitions and dispositions of interstate pipelines and storage facilities.
Under the NGA, rates charged by interstate pipelines must be just, reasonable, and not unduly discriminatory or preferential. The recourse rate is the maximum rate an interstate pipeline may charge for its services under its tariff. It is established through FERC’s cost-of-service ratemaking process. Generally, such recourse rates are based on the cost of providing service, including recovery of and a return on the pipeline’s cost of capital. Key determinants in the ratemaking process include the costs of providing service, the volumes of gas being transported, the rate design, the allocation of costs between services, the capital structure, the depreciation rate and the rate of return a natural gas company is permitted to earn. The maximum applicable recourse rates and terms and conditions for service on an interstate natural gas pipeline are set forth in the pipeline’s FERC-approved tariff unless market-based rates have been approved by FERC. Rate design and the allocation of costs also can affect a pipeline’s profitability. While the ratemaking process establishes the recourse rate, interstate pipelines such as some of our pipelines and storage systems are permitted to charge discounted rates, which are lower than the recourse rates, without further FERC authorization down to the minimum rate set forth in the tariff for the applicable service. If a pipeline company desires to change its recourse rates or terms and conditions of service, including pro forma contracts, then it must propose such changes to FERC in a filing made pursuant to Section 4 of the NGA. Such changes may be challenged by intervening parties, including customers and state agencies, and such proposed changes may ultimately be rejected by FERC. Existing rates or terms and conditions of service and contracts also may be challenged by a complaint filed by interested persons, including customers, state agencies or FERC, under Section 5 of the NGA. Rate increases proposed by a pipeline may be allowed to become effective subject to refund and/or a period of suspension, while rates or terms and conditions of service that are the subject of a complaint under Section 5 of the NGA are subject only to prospective change by FERC. Any successful challenge against existing or proposed rates charged for our pipelines and storage services could materially adversely affect our business, financial condition and results of operations.
In addition, our interstate pipelines may also charge negotiated rates that may be above or below the recourse rate or that are subject to a different rate design than the rates specified in our interstate pipeline tariffs, provided that the pipeline has appropriate language in its tariff permitting negotiated rates, that affected customers are willing to agree to such rates rather than recourse rates, and that FERC has approved the negotiated rate agreement. A prerequisite for allowing the negotiated rates is that negotiated rate customers must have had the option to take service under the pipeline’s recourse rates. Some negotiated rate transactions are designed to fix the negotiated rate for the term of the firm transportation agreement and the fixed rate is generally not subject to adjustment for increased or decreased costs occurring during the contract term or for changes in the recourse rate during the contract term.
Interstate transportation and storage service agreements are required to conform, in all material respects, with the form of service agreements set forth in the pipeline’s FERC-approved tariff. Non-conforming agreements must be filed with, and accepted by, FERC. If FERC finds that an agreement is materially non-conforming, in whole or in part, it could reject, or require us to seek modification of, the agreement, or alternatively require us to modify our tariff so that the non-conforming provisions are generally available to all customers or class of customers.
Failure of an interstate pipeline to comply with its obligations under the NGA could result in the imposition of civil and criminal penalties. The EPAct 2005 amended the NGA to give FERC authority to impose civil penalties for violations of the NGA up to $1,544,521 per violation per day (as adjusted for inflation for 2024), and violators may be subject to criminal penalties of up to $1 million per violation per day and five years in prison.
To the extent that an intrastate pipeline system transports natural gas in interstate commerce, the rates, terms and conditions of such interstate transportation service are subject to FERC rules and regulations under Section 311 of the NGPA. Non-compliance with FERC’s rules and regulations established under Section 311 of the NGPA could result in the imposition of civil and criminal penalties. The EPAct 2005 also amended the NGPA to give FERC authority to impose civil penalties for violations of the NGPA up to $1,544,521 per violation per day (as adjusted for inflation for 2024), and violators may be subject to criminal penalties of up to $1 million per violation and five years in prison.
State Intrastate Transportation Regulation
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
Gathering Pipeline Regulation
Section 1(b) of the NGA exempts natural gas gathering facilities from regulation by FERC. We believe that our gathering systems meet the traditional tests FERC has used to establish a pipeline’s status as an exempt gatherer not subject to regulation as a FERC-jurisdictional natural gas company. If FERC were to consider the status of an individual facility and determine that the facility is not a gathering pipeline and the pipeline provides interstate transmission service, the rates for, and terms and conditions of, services provided by such facility would become subject to regulation by FERC under the NGA or the NGPA. Such regulation could decrease revenue, increase operating costs, and, depending upon the facility in question, adversely affect our business, financial condition and results of operations. In addition, if any of our facilities were found to have provided services or otherwise operated in violation of the NGA or NGPA, this could result in the imposition of civil penalties as well as a requirement to disgorge charges collected for such service in excess of the rate established by FERC.

Our gathering assets may be subject to the rules and regulations of various state utility commissions. State regulation of gathering facilities generally includes various safety, environmental and, in some circumstances, nondiscriminatory take requirements and complaint-based rate regulation. States in which we operate may adopt ratable take and common purchaser statutes, which would require our gathering pipelines to take natural gas without undue discrimination in favor of one producer over another producer or one supply source over another similarly situated supply source. The regulations under these statutes may impose some restrictions on our ability as an owner of gathering facilities to decide with whom we contract to gather natural gas. States in which we operate may also adopt a complaint-based regulation of natural gas gathering activities, which allows natural gas producers and shippers to file complaints with state regulators in an effort to resolve grievances relating to gathering access and rate discrimination.
Our gathering operations could be adversely affected should they be subject in the future to different application of state regulation of rates and services. Our gathering operations also may be, or become, subject to additional safety and operational regulations relating to the design, installation, testing, construction, operation, replacement, and management of gathering facilities.
The EPAct 2005 amended the NGA and NGPA to prohibit fraud and manipulation in natural gas markets, and FERC issued a final rule making it unlawful for any entity, in connection with the purchase or sale of natural gas or transportation service subject to FERC’s jurisdiction, to defraud, make an untrue statement or omit a material fact, or engage in any practice, act or course of business that operates or would operate as a fraud. FERC’s anti-manipulation rules apply to interstate gas pipeline and storage companies and intrastate gas pipeline and storage companies that provide interstate services, such as Section 311 service, as well as otherwise non-jurisdictional entities to the extent the activities are conducted "in connection with" gas sales, purchases or transportation subject to FERC jurisdiction. The anti-manipulation rules apply to intrastate sales and gathering activities only to the extent that there is a "nexus" to FERC-jurisdictional transactions. The EPAct 2005 also provided FERC with the authority to impose civil penalties, which, as adjusted for inflation for 2024, is currently up to a maximum of $1,544,521 per violation per day.
In addition, the CFTC is directed under the Commodities Exchange Act to prevent price manipulations for the commodity and futures markets, including the energy futures markets. Pursuant to the Dodd-Frank Act and other authority, the CFTC has adopted anti-market manipulation regulations that prohibit fraud and price manipulation in the commodity and futures markets. The CFTC also has statutory authority to seek civil penalties of up to the greater of approximately $1.4 million (as adjusted for inflation for 2024) or triple the monetary gain to the violator for violations of the anti-market manipulation sections of the Commodities Exchange Act.
Pipeline Safety and Maintenance Regulation
Our natural gas pipeline assets are subject to the pipeline safety regulations implemented by PHMSA. PHMSA establishes and implements minimum federal safety standards and reporting requirements applicable to gas pipeline facilities, including associated underground natural gas storage. These standards include requirements that apply to the design, installation, testing, construction, operation and maintenance, operator qualification as well as requirements for integrity management on certain pipelines. The integrity management programs apply to gas transmission line segments located in HCAs and require operators to perform periodic risk-based assessments in addition to the minimum required inspections and other preventative and mitigation measures. Notwithstanding the investigatory and preventative maintenance costs incurred in our performance of customary pipeline management activities, we may incur significant additional expenses if anomalous pipeline conditions are discovered or additional preventative and mitigation measures need to be implemented.

PHMSA often issues new or amended safety standards and reporting requirements for gas pipeline facilities. For example, the "Safety of Gas Transmission Pipelines: MAOP Reconfirmation, Expansion of Assessment Requirements, and Other Related Amendments" rule, which became effective July 1, 2020, requires operators of certain gas transmission pipelines to reconfirm maximum allowable operating pressure and establishes new "Moderate Consequence Areas" for determining regulatory requirements for gas transmission pipeline segments outside of HCAs. The rule also establishes new requirements for conducting baseline assessments and incorporates industry standards and guidelines as well as new requirements for integrity management programs. In August 2022, PHMSA published the "Safety of Gas Transmission Pipelines: Repair Criteria, Integrity Management Improvements, Cathodic Protection, Management of Change, and Other Related Amendments" rule, effective May 24, 2023, which increases gas integrity management and corrosion control requirements and establishes repair criteria for pipelines outside of HCAs, among other things. We have revised our operating and inspection procedures to address these requirements and have implemented these changes as required by the rules. We may incur additional expenses related to compliance activities associated with this rule but do not expect these expenses to be material or our operations to be affected any differently than other similarly situated midstream companies.
In November 2021, PHMSA issued another final rule, entitled "Safety of Gas Gathering Pipelines: Extension of Reporting Requirements, Regulation of Large, High-Pressure Lines, and Other Related Amendments," effective May 16, 2022, that established new safety standards and reporting requirements for certain historically unregulated onshore gas gathering lines. The final rule created a new Type C category of regulated onshore gas gathering lines in Class 1 locations that are subject to PHMSA’s safety standards and reporting requirements and required operators to comply with certain regulatory requirements applicable to newly designated Type C gas gathering lines by May 16, 2023. The final rule also created a new Type R category of reporting-only onshore gas gathering pipelines that are subject to PHMSA’s incident and annual reporting requirements. We have revised our operating and maintenance procedures to address these requirements and have implemented these changes. We may incur additional expenses related to compliance activities but do not expect these expenses to be material or our operations to be affected any differently than similarly situated midstream companies.
Additionally, in April 2022, PHMSA published the "Pipeline Safety: Requirement of Valve Installation and Minimum Rupture Detection Standard" rule, effective October 5, 2022, which required installation of remote control or automatic shut-off valves (or alternative equivalent technology) on certain newly constructed or replaced gas transmission pipelines. The final rule also imposed minimum performance standards for operation of those valves. We may incur additional expenses related to the requirements imposed by this rule, but do not expect these expenses to be material or our operations to be affected any differently than similarly situated midstream companies.
PHMSA is in the process of developing other regulations to address congressional mandates set forth in the 2020 PIPES Act and for other purposes. For example, in May 2023, PHMSA issued a Notice of Proposed Rulemaking, entitled "Gas Pipeline Leak Detection and Repair," that proposes amendments to implement a congressional mandate in the 2020 PIPES Act and impose leak detection and repair criteria applicable to gas pipelines and underground natural gas storage facilities. PHMSA is also in the process of developing inspection and maintenance requirements for idled pipelines and revising regulations applicable to requirements for operators in response to certain class location changes. Congress was due to reauthorize the Pipeline Safety Act in 2023, but that process has been delayed until 2024. Through reauthorization of the Pipeline Safety Act, Congress may pass a bill that mandates other statutory changes or directs PHMSA to develop additional rulemaking. The adoption of these new PHMSA rules could impact our pipeline assets and operations by requiring the installation of new or modified safety controls and the implementation of new capital projects or accelerated maintenance programs, all of which could require us to incur increased operational costs that could be significant. We may also be affected by lost cash flows resulting from shutting down our pipelines during the pendency of any repairs and any testing, maintenance, and repair of pipeline facilities downstream from our own facilities.
Every state in which we operate is certified by PHMSA to regulate the safety of intrastate gas pipeline facilities consistent with the federal safety standards, and some of these states apply additional or more stringent safety standards or reporting requirements to intrastate gas pipeline facilities in their respective jurisdictions. We may incur significant costs and liabilities associated with repair, remediation, preventive or mitigation measures associated with complying with these additional or more stringent state requirements, including for certain gas gathering lines or other pipeline facilities that are not currently subject to PHMSA’s regulations. The costs, if any, for repair, remediation, preventive or mitigating actions that may be determined to be necessary, as well as lost cash flows resulting from shutting down our pipelines during the pendency of such actions, could be material.

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
Should we fail to comply with PHMSA regulations, we could be subject to penalties and fines. PHMSA has the statutory authority to impose civil penalties for pipeline safety violations up to a maximum of approximately $266,000 per day for each violation and approximately $2.66 million for a related series of violations (as adjusted for inflation in 2024). This maximum penalty authority established by statute will continue to be adjusted periodically to account for inflation.
We believe that our operations are in substantial compliance with all existing U.S. federal, state and local pipeline safety laws and regulations. However, the adoption of new laws and regulations, such as those proposed by PHMSA, could result in significant added costs or delays in service or the termination of projects, which could have a material adverse effect on us in the future.
In the course of operating our pipeline facilities, we may experience a leak or a rupture on our system. These leaks and ruptures may cause explosions, fire, damage to the environment, damage to property, personal injury and/or death. Depending on the circumstances of the leak or rupture, PHMSA or the state agent may require that certain pipeline assets remain out of service and/or operate at a significantly reduced operating pressure until certain corrective measures are performed and a return to normal operation is approved by PHMSA or the state agent. In addition to any regulatory fines or corrective measures, we may be sued for any damages. Depending upon the facts and circumstances of a particular incident, state and federal regulatory authorities may also seek civil and/or criminal fines and penalties.
Natural Gas Storage Regulation
We operate natural gas storage facilities in Michigan as interstate facilities regulated by PHMSA and provide interstate storage and related services pursuant to a FERC-approved tariff. As such, our natural gas storage facilities are required to meet the federal safety standards as required by 49 C.F.R. §192.12, Underground natural gas storage facilities.
We believe that our operations are in substantial compliance with 49 C.F.R. §192.12, Underground natural gas storage facilities. However, the adoption of new laws and regulations could result in significant added costs or delays in service or the termination of projects, which could have a material adverse effect on us in the future.
Environmental and Occupational Health and Safety Regulations
General. Our operations are subject to U.S. federal, state and local environmental laws and regulations relating to air quality, water quality, waste management, wildlife conservation, natural resources and worker health and safety. These laws and regulations require the acquisition of and compliance with permits and the installation of pollution control equipment or replacement of aging pipelines and other facilities; limit or prohibit construction activities in sensitive areas such as wetlands, wilderness or areas that provide habitat for endangered or threatened species; require investigatory and remedial actions to mitigate or eliminate pollution conditions caused by our operations or attributable to former operations; and apply health and safety criteria addressing worker protections.
In addition, our operations and construction activities are subject to county and local ordinances that restrict the time, place or manner in which those activities may be conducted to reduce or mitigate nuisance-type conditions, such as, for example, excessive levels of dust or noise or increased traffic congestion.
Failure to comply with these laws and regulations may result in the assessment of administrative, civil and criminal penalties; the occurrence of delays or cancellations in the permitting or performance or expansion of projects; the denial or termination of project authorizations; the imposition of restrictions or limitations on project authorizations; the addition or removal of conditions or terms in project authorizations; the issuance of injunctions limiting or preventing some or all of our operations in a particular area; and, under certain environmental laws, citizen suits, in which individuals and environmental organizations act in the place of the government and sue operators for alleged violations of environmental law.

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
We do not believe that our compliance with environmental legal requirements will materially adversely affect our business, financial condition and results of operations. Nonetheless, the trend in environmental regulation is to place more restrictions and limitations on activities that may affect the environment. Thus, there can be no assurance as to the amount or timing of future expenditures for environmental compliance or remediation, and actual future expenditures may be significantly in excess of the amounts we currently anticipate. For example, we try to anticipate future regulatory requirements that might be imposed and plan accordingly to remain in compliance with changing environmental laws and regulations and to minimize the costs of such compliance. While we believe that we are in substantial compliance with existing environmental laws and regulations, additional, unplanned measures and expenditures may be required to maintain compliance in the future.
The following is a discussion of several of the principal environmental laws and regulations, as amended from time to time, which relate to our business.
Hazardous Substances and Waste. CERCLA and comparable state laws impose liability, without regard to fault or the legality of the original conduct, on current and prior owners or operators of the sites where a release of hazardous substances occurred or extends and companies that transported, disposed or arranged for the transportation or disposal of the hazardous substances released. Under CERCLA, these "responsible parties" may be subject to strict and joint and several liability for the costs of cleaning up the hazardous substances that have been released into the environment, for damages to natural resources, and for the costs of certain health studies. CERCLA also authorizes the EPA and, in some instances, third parties to act in response to threats to the public health or the environment and to seek to recover from the responsible parties the costs they incur. It is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by hazardous substances or other pollutants released into the environment. We generate materials in the course of our ordinary operations that are regulated as "hazardous substances" under CERCLA or similar state laws and, as a result, may be jointly and severally liable under CERCLA, or such laws, for all or part of the costs required to clean up sites at which these hazardous substances have been released into the environment.
In the ordinary course of our operations, we generate solid wastes and in some instances hazardous wastes, which are subject to the requirements of RCRA and comparable state statutes. While RCRA regulates both solid and hazardous wastes, it imposes strict requirements on the generation, storage, treatment, transportation and disposal of hazardous wastes. While certain petroleum production wastes are excluded from RCRA’s hazardous waste regulations, it is possible that these wastes will in the future be designated as "hazardous wastes" and be subject to more rigorous and costly disposal requirements, which could have a material adverse effect on our maintenance capital expenditures and operating expenses.
We own, lease or operate properties where hydrocarbons are being or have been handled for many years, by us and by former owners or operators, and we send hydrocarbons and wastes to third-party sites for treatment or disposal. Under CERCLA, RCRA and analogous state laws, we could be required to remove or remediate previously disposed or released wastes (including wastes disposed of or released by prior owners or operators), to clean up contaminated property (including contaminated groundwater) or to perform remedial operations to prevent future contamination, as well as to reimburse for or contribute to the remediation of third-party disposal and treatment sites. We are not currently aware of any facts, events or conditions relating to the application of such requirements that could reasonably materially adversely affect our business, financial condition and results of operations.

Air Emissions. The U.S. federal Clean Air Act and comparable state laws and regulations restrict the emission of air pollutants from various industrial sources, including our compressor stations, and also impose various pre-construction, operational, monitoring and reporting requirements. Such laws and regulations may require that we obtain pre-approval for the construction or modification of certain projects or facilities, obtain and strictly comply with air permits containing various emissions and operational limitations, and utilize specific emission control technologies to limit emissions. Our failure to comply with these requirements could subject us to monetary penalties, injunctions, conditions or restrictions on operations and, potentially, criminal enforcement actions. We may be required to incur certain capital expenditures in the future for air pollution control equipment in connection with obtaining and maintaining permits and approvals for air emissions. Compliance with these requirements may require modifications to certain of our operations, including the installation of new equipment to control emissions from our compressors that could result in significant costs, increased capital expenditures and operating costs, and could adversely affect our business. Further, the permitting, regulatory compliance and reporting programs, taken as a whole, increase the costs and complexity of oil and gas operations with potential to adversely affect the cost of doing business for our customers resulting in reduced demand for our gas processing and transportation services. Although we can give no assurances, we believe such requirements will not materially adversely affect our business, financial condition and results of operations, and the requirements are not expected to be more burdensome to us than to any similarly situated midstream company.
Climate Change. Legislative and regulatory measures to address climate change and GHG emissions are in various phases of discussion or implementation. The EPA regulates GHG emissions from new and modified facilities that are potential major sources of criteria pollutants under the Clean Air Act’s Prevention of Significant Deterioration and Title V programs and has adopted regulations that require, among other things, preconstruction and operating permits for certain large stationary sources and the monitoring and annual reporting of GHGs from certain onshore oil and natural gas production sources. On December 2, 2023, the EPA published a final rule to regulate GHG emissions (in the form of methane limitations, as well as design, equipment, work practice, and operational standards) and volatile organic compound emissions from crude oil and natural gas production, processing, transmission, and storage. The final rule includes standards of performance for new, modified, and reconstructed sources and emission guidelines for existing sources. Additionally, the U.S. Congress, along with U.S. federal and state agencies, has considered measures to reduce the emissions of GHGs. On August 16, 2022, the U.S. Congress enacted the Inflation Reduction Act. Beginning in calendar year 2024, the statute authorizes the EPA to impose and collect a charge on methane emissions that exceed certain thresholds from offshore and onshore petroleum and natural gas production, onshore natural gas processing, onshore natural gas transmission compression, certain kinds of natural gas and LNG storage, and onshore petroleum and natural gas gathering and boosting. Legislation or regulation that levies a charge related to our GHG emissions or that restricts GHG emissions could increase our cost of environmental compliance by requiring us to install new equipment to reduce emissions from larger facilities; purchase emission allowances; administer and manage a GHG emissions program; and otherwise increase the costs of our operations, including costs to operate and maintain our facilities.
FERC does not directly regulate GHG emissions. However, on February 17, 2022, FERC issued two policy statements providing guidance on its consideration of GHG emissions and other factors when reviewing proposed projects under the NGA. These policy statements have been the subject of public comments and remain under consideration by FERC. If the policy statements come into effect as written, GHG emissions and climate-related considerations could play a more significant role in FERC’s analysis of projects under its jurisdiction, including projects that do or would supply gas to the Company’s facilities.
The effect of climate change legislation or regulation on our business is currently uncertain. If we incur additional costs to comply with such legislation or regulations, we may not be able to pass on the higher costs to our customers or recover all the costs related to complying with such requirements, and any such recovery may depend on events beyond our control, including the outcome of future rate proceedings before FERC or state regulatory agencies and the provisions of any final legislation or implementing regulations. Our future business, financial condition and results of operations could be adversely affected if such costs are not recovered through regulated rates or otherwise passed on to our customers. Additionally, our customers or suppliers may also be affected by legislation or regulation, which may adversely impact their drilling schedules and production volumes and reduce the volumes delivered to us and demand for our services.
Climate change and GHG legislation or regulation could also delay or otherwise negatively affect efforts to obtain permits and other regulatory approvals with regard to existing and new facilities or impose additional monitoring and reporting requirements. The effect of any new legislative or regulatory measures on us will depend on the particular provisions that are ultimately adopted.

Water Discharges. The U.S. federal Clean Water Act and analogous state laws impose restrictions and strict controls regarding the discharge of pollutants or dredged and fill material into state waters as well as WOTUS, including adjacent wetlands. The discharge of pollutants into regulated waters is prohibited, except in accordance with the terms of permits issued by the EPA, the U.S. Army Corps of Engineers, and/or an analogous state agency. The definition of WOTUS has been the subject of multiple regulatory interpretations and judicial decisions in recent years. In May 2023, the U.S. Supreme Court issued its decision in Sackett v. Environmental Protection Agency, which adopted a narrower test for wetlands covered under the Clean Water Act; and, in August 2023, the EPA and the U.S. Army Corps of Engineers promulgated final rule amendments for a new WOTUS definition that conformed to the Supreme Court's Sackett decision. Despite these recent changes, the definition remains subject to litigation, with opponents arguing it is not sufficiently narrow. While recent changes to the definition may ease permitting in certain circumstances, continued controversy over the WOTUS definition may result in costs and delays with respect to obtaining permits for activities in jurisdictional waters, including wetlands.
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
National Environmental Policy Act. The construction of interstate natural gas transportation pipelines pursuant to the NGA requires authorization from FERC. Certain FERC actions relating to such pipelines are subject to NEPA, which requires U.S. federal agencies, such as FERC, to evaluate major U.S. federal actions having the potential to significantly affect the environment. During such evaluations, an agency will prepare a detailed Environmental Impact Statement unless it has found on the basis of an environmental assessment that no significant effect is likely. Such NEPA analyses have the potential to significantly delay or limit, and significantly increase the cost of, development of midstream infrastructure. On April 20, 2022, the White House Council on Environmental Quality (the "Council") published a final rule amending its existing regulations governing the implementation of NEPA by federal agencies. The amendments principally address definitions relating to environmental effects and alternatives that require agency consideration. On January 9, 2023, the Council published interim guidance, effective immediately, that addresses how federal agencies should consider GHG emissions and climate change when conducting reviews under NEPA. The interim guidance recommends that agencies quantify GHG emissions and then use an algorithm to translate the emissions into an expected social cost. On June 3, 2023, the federal government enacted the Fiscal Responsibility Act of 2023, which includes amendments to NEPA concerning the scope and scientific basis of impact analysis, the duration of impact reviews, and other matters. On July 31, 2023, the Council published a second proposed rule, further amending its NEPA implementing regulations. This regulatory proposal addresses a wide range of topics, including the implementation of the statutory amendments passed in 2023 and the replacement of numerous regulatory measures adopted during the prior presidential administration. The Council’s rulemaking and policy efforts, including the 2023 proposed rule if finalized, could permit or require agencies to undertake more searching inquiries during their NEPA reviews of new projects that require federal permits.
Hydraulic Fracturing. We do not operate any assets that conduct hydraulic fracturing. However, our customers’ natural gas production is developed from unconventional sources that require hydraulic fracturing as part of the completion process. Hydraulic fracturing involves the injection of water, sand and chemicals under pressure into the formation to fracture the surrounding rock and stimulate crude oil and natural gas production. The process is regulated by state agencies, typically the state’s commission that regulates oil and gas production. A number of U.S. federal agencies, including the EPA and the U.S. Department of Energy, have analyzed, or have been requested to review, a variety of environmental issues associated with hydraulic fracturing. For example, the EPA finalized regulations under the Clean Water Act in June 2016 prohibiting wastewater discharges from hydraulic fracturing and certain other natural gas operations to publicly owned wastewater treatment plants. In addition, some states have adopted, and other states are considering adopting, regulations that could impose more stringent disclosure and/or well construction requirements on hydraulic fracturing operations.

Certain state and U.S. federal regulatory agencies are also focused on a possible connection between hydraulic fracturing-related activities, including wastewater disposal, and the increased occurrence of seismic activity. When caused by human activity, such events are called induced seismicity. In a few instances, operators of injection disposal wells in the vicinity of seismic events have been ordered by regulatory agencies to reduce injection volumes or suspend operations. Additionally, some state regulatory agencies have modified their regulations or issued orders to restrict disposal wells or enhance well construction and monitoring requirements.
These developments could result in additional regulation and restrictions on the use of injection disposal wells and hydraulic fracturing. The adoption of new laws, regulations or ordinances at the U.S. federal, state or local levels imposing more stringent restrictions on hydraulic fracturing or wastewater disposal could make it more difficult for our customers to complete natural gas wells, increase customers’ costs of compliance and doing business, and otherwise adversely affect the hydraulic fracturing services they perform, which could negatively impact demand for our services.
Endangered Species Act. The ESA restricts activities that may adversely affect endangered and threatened species or their habitats and it makes illegal the "take" of any protected species. U.S. federal agencies are required to ensure that any action authorized, funded or carried out by them is not likely to jeopardize the continued existence of listed species or modify their critical habitat. While some of our facilities are located in areas that are designated as habitats for endangered or threatened species, we have not incurred any material costs to comply or restrictions on our operations and we believe that we are in substantial compliance with the ESA. The designation of previously unprotected species as being endangered or threatened, or the designation of previously unprotected areas as a critical habitat for such species, could cause us to incur additional costs, result in delays in construction of pipelines and facilities, cause us to become subject to operating restrictions in areas where the species are known to exist or could result in limitations on our customers’ exploration and production activities that could have an adverse impact on demand for our services. For example, the U.S. Fish and Wildlife Service has received hundreds of petitions to consider listing additional species as endangered or threatened and is being regularly sued or threatened with lawsuits to address these petitions. Compliance with all applicable laws providing special protection for designated species has not posed a material cost on our business and operations to date.
Employee Health and Safety. We are subject to a number of U.S. federal and state laws and regulations, including OSHA, and comparable state statutes, whose purpose is to protect the health and safety of workers. In addition, the OSHA hazard communication standard, the EPA community "right-to-know" regulations, and comparable state laws and regulations require that information be maintained concerning hazardous materials used or produced in our operations and that this information be provided to employees, state and local government authorities and citizens. We are also subject to OSHA Process Safety Management regulations, which are designed to prevent or minimize the consequences of catastrophic releases of toxic, reactive, flammable or explosive chemicals. We are also subject to the EPA Risk Management Program, which addresses the prevention of chemical accidents and preparedness for emergencies. In August 2022, the EPA issued a proposed rule to amend the Risk Management Program's implementing regulations. The final rule, if issued, may impose new requirements that increase our cost of compliance or require changes to our internal programs and policies to comply with the Risk Management Program.
We believe that we are in substantial compliance with all applicable laws and regulations relating to worker health and safety. Historically, worker safety and health compliance costs have not materially adversely affected our business, financial condition and results of operations; however, there can be no assurance that such costs will not be material in the future or that such future compliance will not materially adversely affect our business, financial condition and results of operations. While we may increase future expenditures to comply with higher industry and regulatory safety standards, such increases in costs of compliance, and the extent to which they might be recoverable through our rates, cannot be estimated at this time.

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
Our business is dependent on the continued availability of and demand for natural gas in our areas of operation, which include the Midwestern U.S., Eastern Canada, Northeastern U.S. and Gulf Coast regions. A reduction in the natural gas volumes supplied by producers could result in reduced throughput on our systems and corresponding service revenues. The primary factors affecting our ability to obtain sources of natural gas include (i) the level of successful drilling activity near our systems, (ii) our ability to compete for volumes from successful new wells and (iii) our ability to compete successfully for volumes from sources connected to other pipelines.
To maintain or increase the contracted capacity or the volume of natural gas gathered, transported and stored on our systems and cash flows associated therewith, our customers must continually obtain adequate supplies of natural gas. If new supplies of natural gas are not obtained to replace the natural decline in volumes from existing supply basins in our areas of operation, or if natural gas supplies are diverted to serve other markets, the overall volume of natural gas gathered, transported and stored on our systems would decline, which could materially adversely affect our business, financial condition and results of operations.
We have several customers with one being a key customer, Southwestern Energy. The loss of, or reduction in volumes from, this customer could result in a decline in demand for our services and materially adversely affect our business, financial condition and results of operations.
Southwestern Energy accounted for approximately 60% of our operating revenues for the year ended December 31, 2023. Our operating revenues do not include revenues of unconsolidated joint ventures accounted for as equity method investments. The loss of all or even a portion of the contracted volumes of this or other customers, the failure to extend or replace customer contracts, or the extension or replacement of customer contracts on less favorable terms, as a result of competition, creditworthiness, reduced natural gas production or otherwise, could materially adversely affect our business, financial condition and results of operations.
We may be unable to renew or replace expiring contracts at favorable rates or on a long-term basis.
One of our exposures to market risk occurs when our existing contracts, including both our contracts with customers and our contracts with suppliers and other counterparties, expire and are subject to renegotiation and renewal. The majority of our customer contracts are firm service revenue contracts. Firm service revenue contracts are typically long-term and structured using fixed demand charges or MVCs with fixed deficiency fee rates. This provides for fixed revenue commitments regardless of actual volumes of natural gas that flow, which leads to more stable operating performance, revenues and cash flows and limits our exposure to natural gas price fluctuations. We may be unable to renew or replace these contracts at expiration, and our efforts to negotiate for similar fixed revenue commitments may be unsuccessful, which could cause our exposure to natural gas price risk to change or adversely affect the stability of our cash flows.

If third-party pipelines and other facilities interconnected to our assets become unavailable to transport natural gas, it could materially adversely affect our business, financial condition and results of operations.
We depend upon third-party pipelines and other facilities that provide receipt and delivery options to and from our assets. For example, our pipelines interconnect with multiple interstate pipelines in the Midwestern U.S., Eastern Canada, Northeastern U.S. and Gulf Coast regions and a significant number of intrastate pipelines. Because we do not own these third-party pipelines or facilities, their continuing operation is not within our control. If these pipeline connections become unavailable for current or future volumes of natural gas due to testing, turnarounds, repairs, maintenance, damage, reduced operating pressure, lack of capacity, regulatory requirements or any other reason, our ability to operate efficiently and continue shipping natural gas to end markets could be restricted, thereby reducing our revenues. Any temporary or permanent interruption at any key pipeline interconnect or other downstream facility utilized to move our customers’ product to their end destination that causes a material reduction in volumes transported on our pipelines could materially adversely affect our business, financial condition and results of operations.
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
Our operations are subject to operational hazards, unforeseen interruptions and damage caused by third parties and natural events. If a significant accident or event occurs that results in a business interruption or damage to our pipelines, storage and gathering systems, the facilities of our customers or other interconnected pipelines and facilities, it could materially adversely affect our business, financial condition and results of operations.
Our operations, our customers’ operations and other interconnected pipelines and facilities are subject to many operational hazards, including (i) damage to pipelines, facilities, equipment, environmental controls and surrounding properties, including damage resulting from landslide and ground movement slippage; (ii) leaks, migrations or losses of natural gas and other hydrocarbons, water, brine, other fluids and hazardous chemicals that we handle in our treating and other operations; (iii) inadvertent damage from third parties, including from construction, farm and utility equipment; (iv) uncontrolled releases of natural gas and other hydrocarbons; (v) ruptures, fires and explosions; (vi) product and waste spills and unauthorized discharges of products, wastes and other pollutants; (vii) pipeline freeze-offs due to cold weather; (viii) operator error; (ix) aging infrastructure, mechanical or other performance problems; (x) damages to and loss of availability of interconnecting third-party pipelines, railroads and terminals; (xi) disruption or failure of information technology systems and network infrastructure; (xii) floods; (xiii) severe weather; (xiv) lightning and (xv) terrorism.
These risks could result in loss of human life, personal injuries, significant property damage, environmental pollution, impairment of our operations, regulatory investigations and penalties and substantial financial losses. The location of certain segments of our systems in or near populated areas, including residential areas, commercial business centers and industrial sites, could increase the damages resulting from these risks. In spite of any precautions taken, the occurrence of an event such as those described above that is not fully covered by insurance could materially adversely affect our business, financial condition and results of operations. In addition, these risks could materially impact or completely prevent our customers’ from performing their respective obligations under our commercial agreements, which, in turn, could materially adversely affect our business, financial condition and results of operations.
Expansion projects or acquisitions that are expected to be accretive may nevertheless reduce our cash from operations and could materially adversely affect our business, financial condition and results of operations.
Even if we complete expansion projects or acquisitions that we believe will be accretive, these expansion projects or acquisitions may nevertheless reduce our cash from operations and could materially adversely affect our business, financial condition and results of operations. Any expansion project or acquisition involves potential risks, including, among other things: (i) service interruptions or increased downtime associated with our projects; (ii) a decrease in our liquidity; (iii) an inability to complete expansion projects or acquisitions on schedule or within the budgeted cost; (iv) the assumption of unknown liabilities when making acquisitions for which we are not indemnified or for which our indemnity is inadequate; (v) the diversion of our management’s attention from other business concerns; (vi) mistaken assumptions about the overall costs of equity or debt, demand for our services, supply volumes, reserves, revenues and costs, synergies and potential growth; (vii) an inability to secure adequate customer commitments to use the expanded or acquired systems or facilities; (viii) an inability to successfully integrate the businesses we build or acquire; (ix) an inability to receive cash flows from a newly built asset until it is operational; and (x) unforeseen difficulties operating in new service areas or new geographic areas.

We have entered into joint ventures, and may in the future enter into additional or modify existing joint ventures, which might restrict our operational and corporate flexibility. In addition, these joint ventures are subject to most of the same operational risks to which we are subject.
We conduct a meaningful portion of our operations through joint ventures with third parties, including through our interests in Vector, Millennium, NEXUS and Generation, and we may enter into additional joint venture arrangements in the future. Generally, we do not operate the assets owned by these joint ventures and our control over their operations is limited by the applicable governing provisions of such joint venture agreements. In certain cases, we could have limited ability to influence or control certain day-to-day activities affecting the operations, the amount of capital expenditures that we may be required to fund with respect to these operations and the amount of cash we will receive from the joint venture. We also could be dependent on our joint venture partners to fund their required share of capital expenditures and be exposed to third party credit risk through our contractual arrangements with our joint venture partners. Additionally, we may be subject to restrictions or limitations on our ability to sell or transfer our interests in the jointly owned assets, and we may be required to offer business opportunities to the joint venture, or rights of participation to other joint venture partners or participants in certain areas of mutual interest.
In addition, our joint venture arrangements may involve risks not otherwise present when operating assets directly. We may incur liabilities as a result of an action taken by our joint venture partners and may be required to devote significant management time to the requirements of and matters relating to the joint ventures. Our joint venture partners may be in a position to take actions contrary to our instructions or requests, or contrary to our policies or objectives. Any disputes between us and our joint venture partners may result in delays, litigation or operational impasses.
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
We do not own the majority of the land on which our assets are located, which could disrupt our current and future operations.
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
Certain of our internal growth projects may require regulatory approval from U.S. federal and state authorities and Canadian authorities prior to construction. The approval process for storage and transportation projects located in the Northeast has become increasingly challenging, due in part to state and local concerns related to unregulated exploration and production and gathering activities in new production areas, including the Marcellus/Utica formations. In addition, FERC is considering modifying its policy governing the issuance of interstate natural gas pipeline authorizations, in part to address concerns about climate change. Policy and regulatory changes relating to the implementation of NEPA may increase scrutiny of environmental impacts associated with our projects. Authorizations required for our projects under existing or future agency policies may not be granted or, if granted, such authorization may include burdensome or expensive conditions.
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
As of December 31, 2023, we had outstanding approximately $2.1 billion of senior notes, $600 million of senior secured notes, $399 million of indebtedness under our Term Loan Facility and $165 million of borrowings under our Revolving Credit Facility. Our existing and future level of debt could have important consequences to us, including the following: (i) our ability to obtain additional financing, if necessary, for working capital, capital expenditures, acquisitions or other purposes may be impaired, or such financing may not be available on favorable terms; (ii) the funds that we have available for operations and payment of dividends to shareholders will be reduced by that portion of our cash flow required to make principal and interest payments on outstanding debt; and (iii) our debt level could make us more vulnerable to competitive pressures than competitors with less debt or to a downturn in our business or the economy generally.

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
Our existing Revolving Credit Facility and the indenture governing our senior notes limit our ability to, and any future credit facility or indenture we may enter into might limit our ability to, among other things: (i) incur additional indebtedness or guarantee other indebtedness; (ii) grant liens or make certain negative pledges; (iii) make certain dividends or investments; (iv) engage in transactions with affiliates; (v) transfer, sell or otherwise dispose of all or substantially all of our assets; or (vi) enter into a merger, consolidate, liquidate, wind up or dissolve.
Furthermore, our existing Revolving Credit Facility contains, or any future credit facility or indenture we may enter into may also contain, covenants requiring us to maintain certain financial ratios and tests. If we violate any of the restrictions, covenants, ratios or tests in the applicable credit facility or indentures, the lenders thereunder will be able to accelerate the maturity of all borrowings under the credit facility and demand repayment of amounts outstanding, and our lenders’ commitment to make further loans to us may terminate. We might not have, or be able to obtain, sufficient funds to make these accelerated payments. Any subsequent replacement of our Revolving Credit Facility or any new indebtedness could have similar or greater restrictions. For more information, see the section entitled "Management’s Discussion and Analysis of Financial Condition and Results of Operations—Capital Resources and Liquidity".
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

Regulatory Risks
The adoption of legislation and introduction of regulations relating to hydraulic fracturing and the enactment of new or increased severance taxes and impact fees on natural gas production could cause our current and potential customers to reduce the number of future wells or curtail production of existing wells. If reductions are significant for those or other reasons, the reductions could materially adversely affect our business, financial condition and results of operations.
The U.S. Congress has from time to time considered the adoption of legislation to provide for U.S. federal regulation of hydraulic fracturing, while a growing number of states, including some of those in which we operate, have adopted, and other states are considering adopting, regulations that could impose more stringent disclosure and/or well construction requirements on hydraulic fracturing operations. Some states, such as Pennsylvania, have imposed fees on the drilling of new unconventional oil and gas wells. Also, certain local governments have adopted, and additional local governments may further adopt, ordinances within their jurisdictions regulating the time, place and manner of drilling activities in general or hydraulic fracturing activities in particular. Further, several U.S. federal governmental agencies, including the EPA and the U.S. Department of Energy, have conducted or are conducting reviews and studies on the environmental aspects of hydraulic fracturing. These completed, ongoing or proposed studies on the environmental aspects of hydraulic fracturing, depending on their degree of pursuit and any meaningful results obtained, could spur initiatives to further regulate hydraulic fracturing or other regulatory mechanisms.
Certain state and U.S. federal regulatory agencies are also focused on a possible connection between hydraulic fracturing-related activities and the increased occurrence of seismic activity. In a few instances, operators of injection disposal wells in the vicinity of seismic events have been ordered to reduce injection volumes or suspend operations. These developments could result in additional regulation and restrictions on the use of injection disposal wells and hydraulic fracturing. The adoption of new laws, regulations or ordinances at the U.S. federal, state or local levels imposing more stringent restrictions on hydraulic fracturing could make it more difficult for our customers to complete natural gas wells, increase customers’ costs of compliance and doing business, and otherwise adversely affect the hydraulic fracturing services they perform, which could negatively impact demand for our services.
Furthermore, the tax laws, rules and regulations that affect our customers are subject to change. For example, Pennsylvania’s former governor has historically proposed legislation to impose a state severance tax on the extraction of natural resources, including natural gas produced from the Marcellus/Utica formations, either in replacement of or in addition to the existing state impact fee. Pennsylvania’s legislature has not thus far advanced any of the governor’s severance tax proposals; however, severance tax legislation may continue to be proposed in future legislative sessions. Any such tax increase or change could adversely impact the earnings, cash flows and financial position of our customers and cause them to reduce their drilling in the areas in which we operate.
Risks related to climate change could materially adversely affect our business, financial condition, results of operations, cash flow, access to and cost of capital or insurance, reputation, and business strategies.
Our business is subject to physical risks and transition risks related to climate change. Physical risks may arise from more frequent or severe weather events such as floods, landslides, storms, rising water levels, and changes in established weather patterns that cause damage to our assets or to portions of the country’s natural gas infrastructure upon which we or our customers rely. Physical risks from climate change may reduce our ability to operate reliably, safely, and economically and may cause significant insured or uninsured losses that affect our cash flows. In addition to physical risks, our business is subject to transition risks arising from efforts to address climate change through legislation and policies and through market preferences that disfavor fossil fuels and related businesses. State and federal governments, as well as foreign governments and international governing bodies such as the United Nations, continue to develop laws, policies, and goals to reduce carbon emissions, foster a lower-carbon economy, and transition away from fossil fuels. While these efforts are diverse and frequently change, they may impose additional compliance costs and may reduce market interest in our business. Changing customer behaviors may lead to less demand for our services, less favorable pricing for our services, inefficient utilization of our assets, and diminished reputation. Our ability to comply with laws and avoid or mitigate physical and transition risks related to climate change may be limited, insufficient, or dependent on technological developments (such as lower-emission equipment) that we do not control or that require substantial additional investments and increase our cost of doing business. If we are unable to implement business strategies that address the physical risks of climate change and that meet the changing expectations of regulators or investors concerning climate change, we may experience a material adverse effect on our business.

Our operations are subject to environmental laws and regulations that may expose us to significant costs and liabilities and changes in these laws and regulations could materially adversely affect our business, financial condition and results of operations.
Our natural gas transmission, storage and gathering activities are subject to stringent and complex U.S. federal, state and local environmental laws and regulations relating to air quality, water quality, waste management, wildlife conservation, natural resources and worker health and safety. As with the industry generally, compliance with current and anticipated environmental laws and regulations increases our overall cost of conducting business, including our capital costs to construct, maintain and upgrade pipelines and other facilities, or may even cause us not to pursue a project. For instance, we may be required to obtain and maintain permits and other approvals issued by various U.S. federal, state and local governmental authorities; monitor for, limit or prevent releases of materials from our operations in accordance with these permits and approvals; install pollution control equipment or replace aging pipelines and other facilities; limit or prohibit construction activities in sensitive areas such as wetlands, wilderness or areas that provide habitat for endangered or threatened species; incur potentially substantial new obligations or liabilities for any pollution or contamination that may result from our operations; and apply health and safety criteria addressing worker protections. Failure to comply with environmental laws and regulations, or the permits issued under them, may result in the assessment of administrative, civil and criminal penalties, the imposition of investigatory, remedial or corrective action obligations or the incurrence of capital expenditures, the occurrence of delays in the permitting or performance or expansion of projects, the issuance of injunctions limiting or preventing some or all of our operations in a particular area, and private party claims for personal injuries or property damage.
Moreover, environmental laws, regulations and enforcement policies tend to become more stringent over time. New, modified or stricter environmental laws, regulations or enforcement policies, including climate change laws and regulations restricting emissions of GHGs could be implemented that significantly increase our compliance costs, pollution mitigation costs, or the cost of any necessary remediation of environmental contamination. For example, in April 2020 the U.S. federal district court for the district of Montana issued a broad order vacating NWP 12, a general permit issued by the U.S. Army Corps of Engineers relied upon by industry for expedited permitting of oil and gas pipelines, for alleged failure to comply with consultation requirements under the ESA. While the U.S. Supreme Court ultimately stayed the vacatur of NWP 12, the District Court’s action temporarily caused uncertainty and disruption in the industry. A challenge to the 2021 reissuance of NWP 12 (re-issued on a five-year schedule) is pending in the federal district court in Washington, D.C. after the case was transferred from federal court in Montana. The NWP 12 reissuance was among the agency actions listed for review in accordance with the January 20, 2021 Executive Order ("Protecting Public Health and the Environment and Restoring Science to Tackle the Climate Crisis"); and, in 2022 the U.S. Army Corps of Engineers sought public comment on the potential to revise NWP 12 in response to objections to the use of NWP 12 related, primarily, to environmental justice, public participation, and climate change. Any disruption in our ability to obtain coverage under NWP 12 or other general permits may result in increased costs and project delays if we are forced to seek individual permits from the U.S. Army Corps of Engineers. Our compliance with changing legal requirements could result in our incurring significant additional expenses and operating restrictions with respect to our operations, which may not be fully recoverable from customers and, thus, could materially adversely affect our business, financial condition and results of operations.
Our customers may similarly incur increased costs or restrictions that may limit or decrease those customers’ operations and have an indirect material adverse effect on our business, financial condition and results of operations. For example, an Executive Order was issued on January 27, 2021 ("Tackling the Climate Crisis at Home and Abroad") that included provisions directing the Secretary of the Interior to pause approval of new oil and natural gas leases on public lands pending completion of a comprehensive review and reconsideration of U.S. federal oil and gas permitting and leasing practices and directing the heads of U.S. federal agencies to take steps to ensure that, to the extent consistent with applicable law, federal funding is not directly subsidizing fossil fuels. In July 2021, however, a Federal Court in Louisiana granted a nationwide preliminary injunction against enforcement of the moratorium. On appeal, the injunction was overturned. However, a short time later, the Federal Court in Louisiana issued a nationwide permanent injunction against enforcement of the moratorium. Litigation related to the moratorium continues in various courts. While lease sales continue to some extent, they have been scaled back and are subject to challenge by environmental groups. On November 26, 2021 the Department of the Interior issued a report calling for an increase in royalty payments for new oil and gas leases on federal lands and other measures. Royalty rates have been increased for new leases. In November 2022, the Department of the Interior issued a proposed rule that would strictly limit releases of methane from oil and gas drilling on public lands. This could lead to increased costs for producers and increased need for pipeline capacity as operators would be required to have a plan to reduce venting and flaring as a predicate to approval of production of federal minerals. On January 26, 2024, the federal government announced a temporary pause on the authorization of new LNG terminals. During this pause, the U.S. Department of Energy will update the underlying analyses for LNG export authorizations. The pause could delay approximately a dozen LNG projects that are pending or in various stages of planning. Moreover, a number of state and regional legal initiatives, including climate change laws, have emerged in recent years that seek to reduce GHGs emissions and the EPA, based on its findings that emissions of GHGs present a danger to public health and the environment, has adopted regulations under existing provisions of the U.S. federal Clean Air Act that, among other things, restrict emissions of GHGs and require the monitoring and reporting of GHG emissions from specified onshore and offshore production sources and onshore treating sources in the U.S. on an annual basis. In addition, some communities and cities have banned new natural gas hook-ups or are expected to enact similar electrification measures in response to climate change concerns. Other actions that could be pursued by the current Administration may include the imposition of more restrictive requirements for the establishment of pipeline infrastructure, or the extension of the current pause on new LNG terminals or the current pause leading to a ban. Such regulations or any new U.S. federal laws restricting emissions of GHGs, such as a carbon tax, from customer operations, or that limit the growth of pipelines and LNG exports from the U.S., could delay or curtail their activities and, in turn, adversely affect our business, financial condition and results of operations.
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
Our natural gas transportation and storage operations are subject to extensive regulation by FERC and state regulatory authorities and changes in FERC or state regulation could materially adversely affect our business, financial condition and results of operations.
Our business operations are subject to extensive regulation by FERC, and state regulatory authorities. Generally, FERC’s authority extends to rates and charges for interstate pipelines and storage facilities as well as intrastate pipelines and storage facilities providing service in interstate commerce; terms and conditions of services and service contracts with customers; certification and construction of new interstate pipelines and storage services and facilities and expansion of such facilities; abandonment of interstate pipelines and storage services and facilities; maintenance of accounts and records; relationships between pipelines and certain affiliates; depreciation and amortization rates and policies; facility replacements and upgrades; and acquisitions and dispositions of interstate pipelines and storage facilities.
While FERC may exercise jurisdiction over the rates and terms of service for certain of the services provided by our intrastate pipelines providing service in interstate commerce, such assets are not subject to FERC’s certification and construction authority. Prior to commencing construction of new or expanded existing interstate pipelines and storage facilities, an interstate pipeline must obtain a certificate from FERC authorizing the construction, either by filing a new certificate application or filing to amend its existing certificate. In reviewing certificate applications or amendments, FERC applies its Certificate Policy Statement, which FERC is considering revising, in part to address the consideration of climate change when acting on such applications. A revised Certificate Policy Statement could result in more stringent review of future projects within FERC’s jurisdiction.
FERC regulations also extend to the terms and conditions set forth in agreements for our transportation and storage services executed between interstate transportation and storage service providers and their customers. These service agreements are required to conform, in all material respects, with the forms of service agreements set forth in the interstate company's FERC-approved tariff. Non-conforming agreements must be filed with, and accepted by, FERC. In the event that FERC finds that an agreement is materially non-conforming, in whole or in part, it could reject or require us to seek modification of the agreement, or alternatively require us to modify our tariff so that the non-conforming provisions are generally available to all customers or similarly-situated customers. Vector, Millennium, Birdsboro, NEXUS, and the Washington 10 Storage Complex provide interstate services in accordance with their FERC-approved tariffs.

Compliance with these requirements can be time-consuming, costly and burdensome and FERC action in any of these areas could adversely affect our ability to compete for business, construct new facilities, offer new services or recover the full cost of operating our pipelines. This regulatory oversight can result in longer lead times to develop and complete any future project than competitors that are not subject to FERC’s regulations. Furthermore, should FERC or state regulatory authorities find that we have failed to comply with all applicable FERC or state-administered statutes, rules, regulations and orders, or the terms of our tariffs on file with FERC, we could be subject to administrative and criminal remedies and substantial civil penalties and fines. We cannot give any assurance regarding the likely future regulations under which we will operate our assets or the effect such regulation could have on our business, financial condition and results of operations.
Any changes to the policies of FERC or state regulatory authorities regarding the natural gas industry may have an impact on us, including FERC’s approach as it considers policies affecting the establishment and modification of interstate pipeline rates and terms and conditions of service, policies that may affect rights of access to natural gas transmission capacity and policies that govern FERC's authorization of new or expanded pipeline and storage infrastructure. FERC is currently considering modifications to its long-standing Certificate Policy Statement that currently governs its granting of certificate authority for the construction of proposed interstate natural gas infrastructure, whether new or expanded. In addition, future U.S. federal, state or local legislation or regulations under which we will operate our assets could materially adversely affect our business, financial condition and results of operations.
We are exposed to costs associated with lost and unaccounted-for volumes.
A certain amount of natural gas is inherently lost and unaccounted-for in connection with meter differences and movement across a pipeline or storage system, and under our contractual arrangements with our customers we are entitled to retain a specified volume of natural gas in order to compensate us for such volumes as well as the natural gas used to operate our compressor stations, which we refer to as "fuel usage." The level of fuel usage and lost and unaccounted-for volumes on our transportation, storage and gathering systems may exceed the natural gas volumes retained from our customers as compensation for such volumes. In addition, our gathering systems have contracts that provide for specified levels of fuel retainage. As such, we need to purchase natural gas in the market to make up for any of these differences, which exposes us to natural gas price risk. Future exposure to the volatility of natural gas prices as a result of gas imbalances on our transportation, storage and gathering systems could materially adversely affect our business, financial condition and results of operations.
A change in the jurisdictional characterization of our gathering assets may result in increased regulation by FERC, which could cause our revenues to decline and operating expenses to increase and could materially adversely affect our business, financial condition and results of operations.
We believe that our non-jurisdictional natural gas gathering facilities, including those which we refer to as "lateral pipelines," meet the traditional tests FERC has used to establish a pipeline’s status as an exempt gatherer not subject to regulation as a FERC-jurisdictional natural gas company under the NGA, although FERC has not made a formal determination with respect to the jurisdictional status of those facilities. FERC regulation nonetheless affects our businesses and the markets for products derived from our gathering businesses. FERC’s policies and practices across the range of its gas regulatory activities, including, for example, its policies on certification of new interstate natural gas facilities, open access transportation, rate making, terms and conditions of service, capacity release and market center promotion, indirectly affect intrastate markets. We have no assurance that FERC will continue its current policies as it considers matters such as certification of new interstate natural gas facilities, pipeline rates and rules and policies that may affect rights of access to natural gas transportation capacity. In addition, the distinction between FERC-regulated transmission services and federally unregulated gathering services is regularly the subject of substantial litigation in the industry. Consequently, the classification and regulation of some of our gathering operations could change based on future determinations by FERC, the courts or the U.S. Congress. If our gathering operations become subject to FERC jurisdiction, the result may adversely affect the rates we are able to charge and the services we currently provide and may include the potential for a termination of certain gathering agreements, which could materially adversely affect our business, financial condition and results of operations.

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
New income, sales, use or other tax laws, statutes, rules, regulations or ordinances could be enacted at any time, which could adversely affect our business operations and financial performance. Further, existing tax laws, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied adversely to us. For example, significant changes to the U.S. tax laws have been proposed, including, among others, an increase in the corporate tax rate and the imposition of a tax on the fair market value of stock that is repurchased by certain corporations. It cannot be predicted whether or when tax laws, statutes, rules, regulations or ordinances may be enacted, issued, or amended. Changes to existing tax laws or the enactment of future reform legislation could have a material impact on our financial condition, results of operations and ability to pay dividends to our shareholders.
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
The U.S. Department of Transportation, through PHMSA, has adopted regulations requiring pipeline operators to develop integrity management programs for transportation pipelines located where a leak or rupture could do the most harm in a high consequence area, referred to as an HCA. The regulations require operators to: (i) perform ongoing assessments of pipeline integrity; (ii) identify and characterize applicable threats to pipeline segments that could impact an HCA; (iii) improve data collection, integration and analysis; (iv) repair and remediate the pipeline as necessary; and (v) implement preventive and mitigating actions. PHMSA regulations also require assessment and repairs outside of HCAs in what are referred to as moderate consequence areas or MCAs.
Additionally, while states are preempted by U.S. federal law from regulating pipeline safety for interstate lines, most are certified by PHMSA to assume responsibility for enforcing U.S. federal intrastate pipeline regulations and inspection of intrastate pipelines. In practice, states can adopt stricter standards for intrastate pipelines than those imposed by PHMSA for interstate pipelines, and states vary considerably in their authority and capacity to address pipeline safety. Accordingly, midstream operators of pipeline and associated storage facilities may be required to make operational changes or modifications at their facilities to meet standards beyond current federal requirements, where such changes or modifications may result in additional capital costs, possible operational delays and potentially significant increased costs of operations.
Failure to comply with PHMSA or state pipeline safety regulations could result in a number of consequences which may have an adverse effect on our operations. We incur significant costs in complying with existing PHMSA and state pipeline safety regulations, but we do not believe such costs of compliance will materially adversely affect our business, financial condition and results of operations. We may incur significant costs associated with repair, remediation, preventive and mitigation measures associated with our integrity management programs and may be required to comply with new safety regulations and make additional maintenance capital expenditures in the future for similar regulatory compliance initiatives that are not reflected in our forecasted maintenance capital expenditures.
Certain portions of our pipelines, storage and gathering infrastructure are aging, which could materially adversely affect our business, financial condition and results of operations.
Certain portions of our systems, particularly our Northern Michigan assets and our storage assets, have been in operation for many years, with some portions being more than 40 years old. In some cases, certain portions may have been in service for many years prior to our purchase of the relevant systems or have been operated by third parties not under our control and consequently, there may be historical occurrences or latent issues regarding our pipeline systems that management may be unaware of and that could materially adversely affect our business, financial condition and results of operations. Certain portions of our pipeline systems are located in or near areas determined to be HCAs, which are areas where a leak or rupture could have the most significant adverse consequences. The age and condition of these systems could result in increased maintenance or repair expenditures, and any downtime associated with increased maintenance and repair activities could materially reduce our revenue. If, due to their age, certain pipeline sections were to become unexpectedly unavailable for current or future volumes of natural gas because of repairs, maintenance, damage, spills or leaks, or any other reason, it could materially adversely affect our business, financial condition and results of operation.
Our insurance policies do not cover all losses, costs or liabilities that we may experience, and there is no assurance that we will be able to purchase cost effective insurance in the future.
We are not fully insured against all risks inherent in our business, including environmental accidents that might occur as well as cyberattacks. In addition, we do not maintain business interruption insurance of the types and in amounts necessary to cover all possible risks of loss, like project delays caused by governmental action or inaction. The occurrence of any operating risk events not fully covered by insurance could materially adversely affect our business, financial condition and results of operations.
As a result of market conditions, premiums and deductibles for certain of our insurance policies may substantially increase. In some instances, certain insurance could become unavailable or available only for reduced coverage amounts. If significant changes in the number or financial solvency of insurance underwriters for the energy industry occur, we may be unable to obtain and maintain adequate insurance at a reasonable cost. The unavailability of full insurance coverage or our inability to maintain or obtain insurance of the type and amount we desire at reasonable rates to cover events in which we suffer significant losses could materially adversely affect our business, financial condition and results of operations.
A terrorist attack or armed conflict event, or the threat of them, could harm our business.
The U.S. Department of Homeland Security has continued to issue public warnings that indicated that pipelines and other energy assets might be specific targets of terrorist organizations. Potential targets include our pipelines, storage and gathering systems and may affect our ability to operate or control our assets or utilize our customer service systems. Destructive forms of protests and opposition by extremists, and other disruptions, including acts of sabotage or eco-terrorism, against oil and natural gas development and production or midstream treating or transportation activities could potentially result in damage or injury to persons, property or the environment or lead to extended interruptions of our or our customers’ operations. The threat or occurrence of any of these events could cause a substantial decrease in revenues; increased costs or other financial losses;

exposure or loss of customer information; damage to our reputation or business relationships; increased regulation or litigation; disruption of our operations; and inaccurate information reported from our operations.
Other Business Risks
Customers’, legislators’ or regulators’ perceptions of us are affected by many factors, including environmental and safety concerns, pipeline reliability, protection of customer information, media coverage, and public sentiment. Customers’, legislators’ or regulators’ negative opinion of us could materially adversely affect our business, financial condition and results of operations.
Many factors can affect customers’, legislators’ or regulators’ perceptions of us, including: safety concerns due to potential natural disasters, the rupture of pipelines, or other causes and our ability to promptly respond to such issues; our ability to safeguard sensitive customer information; media coverage, including the proliferation of social media, which may include factual and nonfactual information that could damage the public sentiment and perception of our company and the midstream industry.
If customers, legislators or regulators have or develop a negative opinion of us and our services, or of fossil fuels as an energy source generally, this could hinder our ability to achieve favorable legislative or regulatory outcomes. Negative opinions could also result in sales volumes reductions, increased use of alternative forms of energy, reduced access to capital markets, or greater challenges in developing or operating our assets.
In addition, in recent years, increasing attention has been given to corporate activities related to ESG matters in public discourse and the investment community. Investor advocacy groups, proxy advisory firms, certain institutional investors and lenders, investment funds and other influential investors and rating agencies are increasingly focused on climate change, societal expectations on companies to address climate change, investor and societal expectations regarding voluntary ESG disclosures, and consumer demand for alternative forms of energy. Increasing attention to climate change and environmental conservation may result in increased costs, reduced access to insurance at reasonable rates, reduced demand for our services, reduced profits, negative impacts on our stock price, reduced access to capital markets, and governmental investigations and private litigation against us or our customers. To the extent that societal pressures or political or other factors are involved, it is possible that a liability could be imposed without regard to our causation of or contribution to the asserted damage, or to other mitigating factors. While we may participate in various voluntary frameworks and certification programs to improve the ESG profile of our operations and products, we cannot guarantee that such participation or certification will have the intended results on our ESG profile.
A number of advocacy groups have campaigned for governmental and private action to promote change at public companies related to ESG matters, including increasing attention and demands for action related to climate change, promoting the use of alternative forms of energy, and encouraging the divestment of companies in the fossil fuel industry. Some organizations that provide corporate governance and related information to investors have developed ratings systems for evaluating companies on their approach to ESG matters. Unfavorable ESG ratings may lead to increased negative investor and bank financing sentiment toward us and our industry and to the diversion of investment to other companies or industries, which could adversely affect the demand for our services, our stock price, our access to and costs of capital and, in turn, materially adversely affect our business, financial condition and results of operations.
We published our second annual Corporate Sustainability Report in the second quarter 2023, which detailed how we seek to manage our operations responsibly and ethically, as well as strategies and goals associated with reducing our environmental impact. The Corporate Sustainability Report included our policies and practices on a variety of social and ethical matters, including, but not limited to, corporate governance, environmental compliance, employee health and safety practices, human capital management and workforce inclusion and diversity. We believe providing more expansive disclosure on these topics in our Corporate Sustainability Report increases our transparency to our stakeholders and complements the disclosures regarding our contributions to sustainable development in this Form 10-K. It is possible that stakeholders may not be satisfied with our ESG practices or the speed of their adoption. We could also incur additional costs and require additional resources to monitor, report and comply with various ESG practices. Also, our failure, or perceived failure, to meet the standards set forth in the Corporate Sustainability Report could negatively impact our reputation, employee retention, and the willingness of our customers and suppliers to do business with us. Any of these consequences could materially adversely affect our business, financial condition and results of operations.

We are subject to cybersecurity and data privacy laws, regulations, litigation and directives relating to our processing of personal data.
Our business involves collection, uses and other processing of personal data of our employees, contractors, suppliers and service providers. Governmental standards and commonly accepted frameworks for the protection of computer-based systems and technology from cyber threats and attacks have been adopted. New data privacy and cybersecurity laws add additional complexity, requirements, restrictions and potential legal risk, and compliance programs may require additional investment in resources, and could impact strategies and availability of previously useful data. Any failure by us or one of our technology service providers to comply with such laws and regulations could result in reputational harm, penalties, regulatory scrutiny, liabilities, legal claims, and/or mandated changes in our business practices.
A cyberattack or threat could harm our business.
We have become increasingly dependent on digital information technologies, including computer-based systems, infrastructure, and cloud applications, to conduct almost all aspects of our business. These include operating our pipeline, storage and gathering assets, recording commercial transactions, communicating with employees supporting our operations and our customers or other business partners, and reporting financial information. We also collect and store sensitive data in the ordinary course of our business, including personally identifiable information of our employees, as well as our proprietary business information and that of our vendors, customers and other business partners. We depend on both our own systems, networks and technology, as well as the systems, networks and technology of our vendors, customers, and other business partners, including our joint venture partners. The secure processing, maintenance and transmission of this information is critical to our operations.
Our increasing reliance on digital technologies puts us at risk for system failures, disruptions, incidents, data breaches and cyberattacks, which could significantly impair our ability to conduct our business. Cyberattacks are becoming more sophisticated and include, but are not limited to, ransomware, credential stuffing, spear phishing, social engineering and other attempts to gain unauthorized access to data for purposes of extortion or malfeasance. The methodologies used by attackers change frequently and may not be recognized until such attack is underway. In April 2022, the cybersecurity authorities of the United States, Australia, Canada, New Zealand, and the United Kingdom issued a joint cybersecurity advisory warning of the increased risks of Russian state-sponsored cyberattacks following the international response to Russia’s invasion of Ukraine. We expect to continue to be targeted by cyberattacks as a critical infrastructure company.
We may not be able to anticipate, detect or prevent all cyberattacks, and the threat or occurrence of a cyberattack affecting our information technology systems or the information technology systems of our counterparties, depending on the extent or duration of the event, could materially adversely affect us, including by leading to corruption, misappropriation or loss of our proprietary and sensitive data, delays (which could be significant) in the performance of services for our customers, difficulty in completing and settling transactions, challenges in maintaining our books and records, communication interruptions, environmental damage, regulatory scrutiny, personal injury or death, property damage and other operational disruptions, as well as damage to our reputation, financial condition and cash flows and potential legal claims and liabilities.
A pandemic, epidemic or outbreak of an infectious disease, such as the COVID-19 pandemic, could materially adversely affect our business, financial condition and results of operations.
A global or national public health crisis may cause disruptions to our business and operational plans. Some factors from a health crisis that could materially adversely affect our business, financial condition and results of operations include: third-party effects, including contractual and counterparty risk; litigation risk and possible loss contingencies; employee matters and insurance arrangements; supply/demand market and macroeconomic forces; lower commodity prices; unavailable storage capacity and operational effects; decreased utilization and rates for our assets and services; impact on liquidity and access to capital markets; our ability to comply with our covenants and other restrictions in agreements governing our debt; workforce reductions and furloughs; cybersecurity threats; operational, health or safety-related incidents; global supply chain disruptions; and U.S. federal, state and local actions.

Risks Related to the Separation
We could have an indemnification obligation to DTE Energy in accordance with the terms of the Tax Matters Agreement if the Distribution were determined not to qualify for non-recognition treatment for U.S. federal tax purposes.
If it were determined that the Distribution did not qualify as a distribution to which Section 355(a), Section 355(c) and Section 361 of the Internal Revenue Code apply, we could, under certain circumstances, be required to indemnify DTE Energy for the resulting taxes and related expenses.
In addition, Section 355(e) of the Internal Revenue Code generally creates a presumption that the Distribution would be taxable to DTE Energy, but not to shareholders, if we or our shareholders were to engage in transactions that result in a 50% or greater change by vote or value in the ownership of our common stock during the four-year period beginning on the date that begins two years before the date of the Distribution, unless it were established that such transactions and the Distribution were not part of a plan or series of related transactions giving effect to such a change in ownership. If the Distribution were taxable to DTE Energy due to such a 50% or greater change in ownership of our stock, DTE Energy would recognize a gain equal to the excess of the fair market value of our common stock distributed to DTE Energy shareholders over DTE Energy’s tax basis in our common stock, and we generally would be required to indemnify DTE Energy for the tax on such gain and related expenses. Any such indemnification obligation could materially adversely affect our business, financial condition and results of operations.
We agreed to numerous restrictions to preserve the non-recognition treatment of the Distribution, which may reduce our strategic and operating flexibility.
We agreed in the Tax Matters Agreement to covenants and indemnification obligations that address compliance with Section 355(e) of the Internal Revenue Code. These covenants and indemnification obligations may limit our ability to pursue strategic transactions or engage in new businesses that may otherwise maximize the value of our Company and might discourage or delay a strategic transaction that our shareholders may consider favorable.
The Separation may expose us to potential liabilities arising out of state and U.S. federal fraudulent conveyance laws and legal dividend requirements.
If DTE Energy files for bankruptcy or is otherwise determined or deemed to be insolvent under U.S. federal bankruptcy laws, a court could deem the Separation or certain internal restructuring transactions undertaken by DTE Energy in connection with the Separation to be a fraudulent conveyance or transfer. Fraudulent conveyances or transfers are defined to include transfers made or obligations incurred with the actual intent to hinder, delay or defraud current or future creditors, or transfers made or obligations incurred for less than a reasonably equivalent value when the debtor was insolvent, or that rendered the debtor insolvent, inadequately capitalized or unable to pay its debts as they become due. A court could void the transactions or impose substantial liabilities upon us, which could materially adversely affect our business, financial condition and results of operations. Among other things, a court could require our shareholders to return to DTE Energy some or all of the shares of our common stock issued in the Separation or require us to fund liabilities of other companies involved in the restructuring transactions for the benefit of creditors. The distribution of our common stock is also subject to review under state corporate distribution statutes. Although DTE Energy intended to make a lawful distribution of our common stock, we cannot assure you that a court will not later determine that some or all of the Distribution to DTE Energy shareholders was unlawful.
After the Separation, certain members of management and directors may face actual or potential conflicts of interest.
Following the Separation, the management and directors of each of DTE Energy and DT Midstream own common stock in both companies. Robert Skaggs, Jr., who is the chairman of the Board of Directors for DT Midstream, also serves on the board of directors of DTE Energy and may be required to recuse himself from deliberations relating to arrangements between us and DTE Energy. This ownership and directorship overlap could create, or appear to create, potential conflicts of interest when the management and directors of one company face decisions that could have different implications for themselves and the other company. For example, potential conflicts of interest could arise in connection with the resolution of any dispute regarding the terms of the agreements governing our relationship with DTE Energy. These agreements include the Separation and Distribution Agreement, the Transition Services Agreement, the Tax Matters Agreement, the Employee Matters Agreement and any commercial agreements between the parties or their affiliates. Potential conflicts of interest may also arise out of any commercial arrangements that we or DTE Energy may enter into in the future.
For more information on the Separation and Distribution, see Note 1, "Description of the Business and Basis of Presentation" to the Consolidated Financial Statements under Part II, Item 8 of this Form 10-K.

Item 1B. Unresolved Staff Comments
None.
Item 1C. Cybersecurity
Cybersecurity Risk Management and Strategy
To identify and manage the material risks of cybersecurity threats to our business, operations and control environments, we have made investments in our technology and have implemented policies, programs and controls, with a focus on cybersecurity incident prevention and mitigation. Our cybersecurity program is integrated into our risk management process and is managed by a dedicated cybersecurity team that is responsible for leading enterprise-wide cybersecurity strategy, policy, standards, architecture, and processes. The program is aligned with industry standards and best practices, such as the National Institute of Standards and Technology Cybersecurity Framework. As part of our cybersecurity process, we engage external experts and consultants to assess our cybersecurity program and compliance with applicable practices and standards.
The Company mitigates risks from cybersecurity incidents using a multifaceted approach which includes, but is not limited to: establishing information security policies, implementing information protection processes and technologies, assessing cybersecurity risk, implementing cybersecurity training, monitoring our information technology systems, and collaborating with public and private organizations on best practices. The Company is currently in material compliance with relevant information privacy and cybersecurity governmental standards with which it is required to comply.
The Company has not experienced a material cybersecurity incident during the year ended December 31, 2023. For more information on how material cybersecurity incidents may impact our business, see Part I, Item 1A. "Risk Factors— Other Business Risks—"A cyberattack or threat could harm our business" of this Form 10-K.
Cybersecurity Governance
On July 26, 2023, the SEC adopted a final rule requiring, among other things, registrants to disclose certain information regarding cybersecurity risk management, strategy and governance annually and certain information about material cybersecurity incidents within four business days of the incident. The final rule became effective on September 5, 2023.
The Director of Cybersecurity has over 20 years of relevant experience and is responsible for managing our cybersecurity program and team, which monitors the day-to-day risks using the approach described above. Material near-term and long-term risks are communicated with senior management and the Board of Directors. The Company's Board of Directors is engaged in overseeing and reviewing the Company’s strategic direction and objectives, taking into account, among other considerations, the Company’s risk profile and exposures. While the Board of Directors retains oversight over policy and strategy related to cybersecurity, it has delegated the responsibility for the oversight of the Company’s cybersecurity program to the Audit Committee. The Audit Committee is responsible for reviewing and discussing the Company’s policies regarding risk assessment and risk management, major accounting risk exposures and the implementation and effectiveness of risk management protocols with respect to information technology security and cybersecurity risks, as well as reviewing material breaches and attacks, as applicable.
Item 3. Legal Proceedings
For information on legal proceedings and matters related to DT Midstream, see Note 12, "Commitments and Contingencies" to the Consolidated Financial Statements under Part II, Item 8 of this Form 10-K.
Item 4. Mine Safety Disclosures
Our sand mining facility in Louisiana is subject to regulation by the Mine Safety and Health Administration under the Federal Mine Safety and Health Act of 1977. Information concerning mine safety violations or other regulatory matters required by section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K is filed as Exhibit 95.1 to this Annual Report on Form 10-K.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities
DT Midstream's common stock is listed under the ticker symbol "DTM" on the NYSE, which is the principal market for such stock. As of December 31, 2023, there were 96,971,021 shares of DT Midstream common stock issued and outstanding. These shares were held by a total of 39,293 shareholders of record.
We expect to pay regular cash dividends to DT Midstream common stockholders in the future. Any payment of future dividends is subject to approval by the Board of Directors and may depend on our future earnings, cash flows, capital requirements, financial condition, and the effect a dividend payment would have on our compliance with relevant financial covenants. Over the long-term, we expect to grow our dividend 5% to 7% annually. For information on DT Midstream's dividend restrictions, see Note 10, "Debt" to the Consolidated Financial Statements under Part II, Item 8 of this Form 10-K. There were no sales of unregistered equity securities during the past three years.
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
See the following table for information as of December 31, 2023:

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants, and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
DT Midstream, Inc. Long-Term Incentive Plan	974,733	$—	5,229,267
_____________________________________
(a)Includes 417,294 Restricted Stock Units and 557,439 Performance Share Awards

COMPARISON OF CUMULATIVE TOTAL RETURN
Total Return to DT Midstream Investors
The graph below shows the cumulative total shareholder return assuming the investment of $100, including the reinvestment of dividends, on July 1, 2021 in our common stock, the Standard & Poor’s 500 (“S&P 500”) Index, and the Alerian Midstream Energy (“AMNA”) Index. We believe the AMNA Index is meaningful because it is an independent, objective view of the performance of similarly-sized midstream energy companies.

	Base Period	Indexed Returns
Company/Index	July 1, 2021	December 31, 2021	December 31, 2022	December 31, 2023
DT Midstream	100.00	117.18	141.56	148.29
S&P 500 Index	100.00	111.07	90.94	114.82
Alerian Midstream Energy Index	100.00	97.63	118.56	136.19

Comparison of Cumulative Total Return
$180
$160
$140
$120
$100
$80
$60
$40
$20
$0
7/1/2021
12/31/2021
12/31/2022
12/31/2023
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
Our core assets strategically connect key demand centers in the Midwestern U.S., Eastern Canada and Northeastern U.S. regions to the premium production areas of the Marcellus/Utica natural gas formation in the Appalachian Basin and connect key demand centers and LNG export terminals in the Gulf Coast region to premium production areas of the Haynesville natural gas formation.
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
Our Strategy
See discussion of our strategy under Part I, Items 1. and 2. "Business and Properties—Our Strategy" of this Form 10-K.
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
For purposes of the following discussion, any increases or decreases refer to the comparison of the year ended December 31, 2023 to the year ended December 31, 2022, or the year ended December 31, 2022 to the year ended December 31, 2021, as applicable. The following table summarizes our consolidated financial results:

	Year Ended December 31,
	2023	2022	2021
	(millions, except per share amounts)
Operating revenues	$922	$920	$840
Net Income Attributable to DT Midstream	384	370	307
Diluted Earnings per Common Share	$3.94	$3.81	$3.16

	Year Ended December 31,
	2023	2022	2021
	(millions)
Net Income Attributable to DT Midstream by Segment
Pipeline	$278	$228	$178
Gathering	106	142	129
Total	$384	$370	$307

Pipeline
The Pipeline segment consists of our interstate pipelines, intrastate pipelines, storage systems, lateral pipelines including related treatment plants and compression and surface facilities. This segment also includes our equity method investments. During the three months ended March 31, 2023, we completed the conversion of the Michigan System from gathering to dry gas transmission service and began providing services under a new long-term dry gas transmission contract. For the year ended December 31, 2023, the Michigan System financial results are presented in the Pipeline segment. The prior years' comparative activity was for gathering services and therefore was not revised from presentation in the Gathering segment.
Pipeline results and outlook are discussed below:

	Year Ended December 31,
	2023	2022	2021
	(millions)
Operating revenues	$377	$339	$307
Operation and maintenance	55	54	59
Depreciation and amortization	69	63	63
Taxes other than income	15	14	13
Asset (gains) losses and impairments, net	(4)	(6)	—
Operating Income	242	214	172
Interest expense	55	57	51
Interest income	(1)	(1)	(1)
Earnings from equity method investees	(177)	(150)	(126)
Loss from financing activities	—	6	—
Other (income) and expense	—	—	(3)
Income Tax Expense	75	62	62
Net Income	290	240	189
Less: Net Income Attributable to Noncontrolling Interests	12	12	11
Net Income Attributable to DT Midstream	$278	$228	$178
Operating revenues increased $38 million for the year ended December 31, 2023 primarily due to higher long-term and short-term storage contracting rates at the Washington 10 Storage Complex of $18 million, new transmission service contracts at the Michigan System of $16 million, and new LEAP long-term firm service revenue contracts of $10 million, partially offset by lower volumes at Bluestone of $2 million. Operating revenues increased $32 million for the year ended December 31, 2022 primarily due to higher volumes and rates on LEAP of $21 million, a new customer on Stonewall of $7 million, and higher volumes and rates at the Washington 10 Storage Complex of $4 million.
Operation and maintenance expense increased $1 million for the year ended December 31, 2023 primarily due to new transmission service contracts at the Michigan System, partially offset by increased capitalized labor and overhead. Operation and maintenance expense decreased $5 million for the year ended December 31, 2022 primarily due to lower Separation-related transaction costs of $10 million, partially offset by increased maintenance and labor costs at the Washington 10 Storage Complex of $3 million.
Depreciation and amortization expense increased $6 million for the year ended December 31, 2023 primarily due to new transmission service assets at the Michigan System and new Haynesville System (LEAP) assets placed into service.
Asset (gains) losses and impairments, net increased $6 million for the year ended December 31, 2022 due to a one-time gain realized from a legal settlement with a supplier that occurred in 2022.
Interest expense decreased $2 million for the year ended December 31, 2023 primarily due to higher capitalized interest on higher construction in progress during 2023, partially offset by higher borrowings and rates under the Revolving Credit Facility, higher interest rates on the Term Loan Facility, and a full year of interest expense related to our 2032 Notes. Interest expense increased $6 million for the year ended December 31, 2022 primarily due to higher outstanding borrowings and higher interest rates on our external debt as compared to interest rates on borrowings from DTE Energy prior to the Separation.

Earnings from equity method investees increased $27 million for the year ended December 31, 2023 primarily due to higher earnings from Millennium of $19 million from our higher ownership percentage and a goodwill impairment at Generation of $7 million in 2022. Additionally, NEXUS had increased contract rates and additional customers offset by higher interest expense from new senior unsecured notes. Earnings from equity method investees increased $24 million for the year ended December 31, 2022 primarily due to the Millennium acquisition of $9 million, higher revenues from increased contract rates and additional customers at NEXUS of $15 million and higher westbound contracted volumes at Vector of $4 million, partially offset by a goodwill impairment at Generation of $7 million. On October 7, 2022, DT Midstream closed on the $552 million purchase of an additional 26.25% ownership interest in Millennium from National Grid. See Note 1, "Description of the Business and Basis of Presentation" to the Consolidated Financial Statements under Part II, Item 8 of this Form 10-K.
Loss from financing activities decreased $6 million for the year ended December 31, 2023 and increased $6 million for the year ended December 31, 2022 due to the partial repayment of our Term Loan Facility that occurred during the three months ended June 30, 2022. See Note 10, "Debt" to the Consolidated Financial Statements under Part II, Item 8 of this Form 10-K for further details.
Income tax expense increased $13 million for the year ended December 31, 2023 primarily due to higher income before income taxes in 2023. Income tax expense for the years ended December 31, 2023 and 2022 include the impacts of net tax benefits related to state tax rate changes. Income tax expense was unchanged for the year ended December 31, 2022 due to increased Income before income taxes, fully offset by state tax rate changes. See Note 7, "Income Taxes" to the Consolidated Financial Statements under Part II, Item 8 of this Form 10-K for further details.
Pipeline Outlook
We believe our long-term agreements with customers and the location and connectivity of our pipeline assets position the business for future growth. We will continue to pursue economically attractive expansion opportunities that leverage our current asset footprint and strategic relationships. These growth opportunities include further expansion at the Haynesville System (LEAP) and Stonewall, new contracts at the Washington 10 Storage Complex, and additional growth related to our equity method investments.
Gathering
The Gathering segment includes gathering systems, related treatment plants and compression and surface facilities. Gathering results and outlook are discussed below:

	Year Ended December 31,
	2023	2022	2021
	(millions)
Operating revenues	$545	$581	$534
Operation and maintenance	190	213	173
Depreciation and amortization	113	107	103
Taxes other than income	13	14	11
Asset (gains) losses and impairments, net	—	(17)	17
Operating Income	229	264	230
Interest expense	95	80	61
Interest income	—	(2)	(3)
Loss from financing activities	—	7	—
Other (income) and expense	(1)	(1)	1
Income Tax Expense	29	38	42
Net Income Attributable to DT Midstream	$106	$142	$129

Operating revenues decreased $36 million for the year ended December 31, 2023 primarily due to lower Haynesville System (Blue Union Gathering) revenues of $50 million, lower Michigan System gathering services of $6 million, and lower Susquehanna Gathering volumes of $3 million, partially offset by higher Appalachia Gathering volumes of $21 million driven primarily by new contracts resulting from the expansion in 2023. Lower Blue Union Gathering revenues were driven primarily by lower deficiency fees of $23 million, lower recovery of production-related operating expenses of $12 million, lower rates of $9 million and lower production volumes of $5 million. Operating revenues increased $47 million for the year ended December 31, 2022 primarily due to higher Blue Union Gathering revenues of $42 million and higher volumes on Appalachia Gathering of $5 million. Higher Blue Union Gathering revenues were driven by recovery of production-related operating expenses of $25 million and increased gathering volumes primarily from new contracts of $17 million.
Operation and maintenance expense decreased $23 million for the year ended December 31, 2023 primarily due to lower Haynesville System (Blue Union Gathering) expenses of $14 million driven by lower production-related operating expenses, a reduction in Appalachia Gathering environmental contingent liabilities of $6 million, and increased capitalized labor and overhead of $3 million. Operation and maintenance expense increased $40 million for the year ended December 31, 2022 primarily due to higher Blue Union Gathering and Susquehanna Gathering expenses of $46 million and $2 million, respectively, partially offset by lower Appalachia Gathering expenses of $7 million. Higher Blue Union Gathering expenses were driven by planned maintenance and increased production-related operating expenses recovered from customers. Higher public company costs were mostly offset by lower Separation-related transaction costs of $10 million.
Depreciation and amortization expense increased $6 million for the year ended December 31, 2023 primarily due to new Blue Union Gathering and Appalachia Gathering assets placed into service. Depreciation and amortization expense increased $4 million for the year ended December 31, 2022 primarily due to new Blue Union Gathering and Susquehanna Gathering assets placed into service.
Asset (gains) losses and impairments, net decreased $17 million for the year ended December 31, 2023 due to the 2022 one-time gain on sale of certain assets in the Utica Shale region. Asset gains of $17 million for the year ended December 31, 2022 increased as compared to Asset losses and impairments, net of $17 million for the year ended December 31, 2021. The increase was due to the 2022 one-time gain on sale of certain assets in the Utica Shale region of $17 million as compared to the 2021 one-time loss on notes receivable for an investment in certain assets in the Utica Shale region of $19 million, partially offset by a $2 million gain on sale of Michigan System assets. See Note 2, "Significant Accounting Policies" to the Consolidated Financial Statements under Part II, Item 8 of this Form 10-K for further details.
Interest expense increased $15 million for the year ended December 31, 2023 primarily due to higher borrowings and interest rates under the Revolving Credit Facility, higher interest rates on the Term Loan Facility, and a full year of interest expense related to our 2032 Notes, partially offset by higher capitalized interest due to higher construction in progress during 2023. Interest expense increased $19 million for the year ended December 31, 2022 primarily due to higher outstanding borrowings and higher interest rates on our external debt as compared to interest rates on borrowings from DTE Energy prior to the Separation.
Loss from financing activities decreased $7 million for the year ended December 31, 2023 and increased $7 million for the year ended December 31, 2022 due to the partial repayment of our Term Loan Facility that occurred during the three months ended June 30, 2022. See Note 10, "Debt" to the Consolidated Financial Statements under Part II, Item 8 of this Form 10-K for further details.
Income tax expense decreased $9 million for the year ended December 31, 2023 primarily due to lower income before income taxes in 2023. Income tax expense for the years ended December 31, 2023 and 2022 include the impacts of net tax benefits related to state tax rate changes. Income tax expense decreased $4 million for the year ended December 31, 2022 primarily due to state tax rate changes. The decrease was partially offset by an increase in Income before income taxes. See Note 7, "Income Taxes" to the Consolidated Financial Statements under Part II, Item 8 of this Form 10-K for further details.
Gathering Outlook
We believe our long-term agreements with producers and the quality of the natural gas reserves in the Marcellus/Utica and Haynesville formations position the business for future growth. We will continue to pursue economically attractive expansion opportunities that leverage our current asset footprint and strategic relationships. These growth opportunities include further expansion at the Haynesville System (Blue Union Gathering), Appalachia Gathering, Tioga Gathering, and Ohio Utica Gathering.

ENVIRONMENTAL MATTERS
We are subject to extensive U.S. federal, state, and local environmental regulations. Additional compliance costs may result as the effects of various substances on the environment are studied and governmental regulations are developed and implemented. Actual costs to comply with such regulation could vary substantially from our expectations. Pending or future legislation or regulation could have a material impact on our operations and financial position. Potential impacts include unplanned expenditures for environmental equipment, such as pollution control equipment, financing costs related to additional capital expenditures, and the replacement costs of aging pipelines and other facilities.
For further discussion of environmental matters, see Part I, Items 1. and 2. "Business and Properties—Regulatory Environment—Environmental and Occupational Health and Safety Regulations" and Note 12, "Commitments and Contingencies" to the Consolidated Financial Statements under Part II, Item 8 of this Form 10-K.
CLIMATE CHANGE
We believe we have a responsibility to address climate change and have made consistent, effective environmental policies a priority. Our Board of Directors includes a committee focused on environmental, social and governance initiatives. Our strategy will focus on targeted growth from carbon-reducing technologies associated with our current platforms. We have announced our intent to employ carbon-reducing technologies as part of our goal of being leading environmental stewards in the midstream industry, and we are executing on a plan to achieve net zero carbon emissions by 2050. We established our baseline Scope 1 carbon emissions in 2021 and expect to achieve a 30% reduction from this baseline by 2030.
During 2024, we plan to continue to make progress on opportunities for energy transition advancements leveraging our existing assets, competencies and partnerships. These opportunities include the following:
•Our efforts to advance our Louisiana carbon capture project, as well as other potential carbon capture projects across our geographic regions;
•Our "wellhead to water" expansion proposal of the Haynesville System which offers a carbon neutral pathway for supply to reach LNG markets; and
•Our strategic joint development agreement with Mitsubishi Power Americas, Inc. to advance hydrogen development projects across the United States.
Capital expenditure investments for these projects have been contemplated in our forecasted capital expenditures discussed in the Capital Investments section below.
DT Midstream published our second annual Corporate Sustainability Report in the second quarter 2023. The information in our Corporate Sustainability Report is not incorporated by reference into this Form 10-K.
For discussion of various risks including transitional risks associated with climate change related laws and regulations, reputational risks of climate change, and the physical risks of climate change, see Part I, Item 1A. "Risk Factors—Regulatory Risks—Risks related to climate change could materially adversely affect our business, financial condition, results of operations, cash flow, access to and cost of capital or insurance, reputation, and business strategies." of this Form 10-K. For discussion of recent climate change related laws and regulations, see Part I, Items 1. and 2. "Business and Properties—Regulatory Environment—Environmental and Occupational Health and Safety Regulations—Climate Change" of this Form 10-K.

CAPITAL RESOURCES AND LIQUIDITY
Cash Requirements
Our principal liquidity requirements are to finance our operations, fund capital expenditures, satisfy our indebtedness obligations, and pay approved dividends. We believe we will have sufficient internal and external capital resources to fund anticipated capital and operating requirements.

	Year Ended December 31,
	2023	2022	2021
	(millions)
Cash and Cash Equivalents at Beginning of Period	$61	$132	$42
Net cash and cash equivalents from operating activities	798	725	572
Net cash and cash equivalents from (used for) investing activities	(351)	(854)	123
Net cash and cash equivalents from (used for) financing activities	(452)	58	(605)
Net Increase (Decrease) in Cash and Cash Equivalents	(5)	(71)	90
Cash and Cash Equivalents at End of Period	$56	$61	$132
For purposes of the following discussion, any increases or decreases refer to the comparison of the year ended December 31, 2023 to the year ended December 31, 2022 and the year ended December 31, 2022 to the year ended December 31, 2021.
Operating Activities
Cash flows from our operating activities can be impacted in the short term by the natural gas volumes gathered or transported through our systems under interruptible service revenue contracts, changing natural gas prices, seasonality, weather fluctuations, dividends received from equity method investees and the financial condition of our customers. Our preference to enter into firm service revenue contracts leads to more stable operating performance, revenues and cash flows and limits our exposure to natural gas price fluctuations.
Net cash and cash equivalents from operating activities increased $73 million for the year ended December 31, 2023 primarily due to a decrease in cash paid for taxes, net changes in working capital, an increase in operating income after adjustment for non-cash items including depreciation and amortization expense, stock-based compensation, amortization of operating lease right-of-use assets, and assets (gains) losses and impairments, and an increase in dividends received from equity method investees. These increases were partially offset by an increase in interest expense.
Net cash and cash equivalents from operating activities increased $153 million for the year ended December 31, 2022 primarily due to net changes in working capital, an increase in operating income after adjustment for non-cash items including depreciation and amortization expense, amortization of operating lease right-of-use assets, and assets (gains) losses and impairments, and an increase in dividends received from equity method investees. These increases were partially offset by an increase in interest expense and an increase in cash paid for income taxes.
Investing Activities
Cash outflows associated with our investing activities are primarily the result of plant and equipment expenditures, acquisitions, and contributions to equity method investees. Cash inflows from our investing activities are generated from proceeds from sale or collection of notes receivable, distributions received from equity method investees, and proceeds from asset sales.
In May 2023, NEXUS closed on the sale of $750 million of senior unsecured notes with a weighted-average coupon rate of 5.52%. We received a distribution from NEXUS of $371 million, net of fees and expenses, which reduced our investment balance.

Net cash and cash equivalents used for investing activities decreased $503 million for the year ended December 31, 2023 primarily due to the acquisition of an additional 26.25% ownership interest in the Millennium from National Grid in 2022 and higher distributions received from equity method investees in 2023, including the NEXUS distribution noted above. This change was partially offset by an increase in cash used for plant and equipment expenditures for expansions on LEAP, Blue Union Gathering, Appalachia Gathering, and Ohio Utica Gathering, and a decrease in proceeds from the sale of notes receivable.
Net cash and cash equivalents used for investing activities of $854 million for the year ended December 31, 2022 increased as compared to net cash and cash equivalents from investing activities of $123 million for the year ended December 31, 2021. The increase was primarily due to the acquisition of an additional 26.25% ownership interest in the Millennium from National Grid in 2022, cash collection of the Notes receivable from DTE Energy in 2021, and an increase in cash used for plant and equipment expenditures in 2022, partially offset by proceeds from the sale of notes receivable in 2022.
Financing Activities
In April 2022, we issued the 2032 Notes in aggregate principal amount of $600 million. We used the net proceeds from the sale of the 2032 Notes of $593 million to partially repay indebtedness under our Term Loan Facility. See Note 10, "Debt" to the Consolidated Financial Statements under Part II, Item 8 of this Form 10-K.
DT Midstream paid cash dividends on common stock of $263 million, $244 million, and $58 million during the years ended December 31, 2023, 2022 and 2021, respectively. See Note 8, "Earnings Per Share and Dividends" to the Consolidated Financial Statements under Part II, Item 8 of this Form 10-K.
Net cash and cash equivalents used for financing activities of $452 million for the year ended December 31, 2023 increased as compared to net cash and cash equivalents from financing activities of $58 million for the year ended December 31, 2022. The increase was primarily due to higher net repayments of borrowings under the Revolving Credit Facility, higher dividends paid on common stock, and lower proceeds from the issuance of long-term debt. The increase was partially offset by lower repayments of long-term debt.
Prior to the Separation, we relied on short-term borrowings and contributions from DTE Energy. In June 2021, we issued the 2029 Notes and 2031 Notes in aggregate principal amount of $2.1 billion and entered into a $1.0 billion Term Loan Facility. Proceeds were used for the repayment of the short-term borrowings due to DTE Energy, as well as a one-time special dividend provided to DTE Energy.
Net cash and cash equivalents from financing activities of $58 million for the year ended December 31, 2022 increased as compared to net cash and cash equivalents used for financing activities of $605 million for the year ended December 31, 2021. The increase was primarily due to the 2021 Separation-related repayment of short-term borrowings and special dividend to DTE Energy, partially offset by contributions from DTE Energy that did not recur in 2022. Additionally, the increase was driven by higher borrowings under the revolving credit facility in 2022. The increase was partially offset by lower proceeds from the issuance of long-term debt, higher repayment of long-term debt, and higher dividends paid on common stock in 2022.
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
Our working capital requirements will be primarily driven by changes in accounts receivable and accounts payable. We continue our efforts to identify opportunities to improve cash flows through working capital initiatives and obtaining long-term firm service revenue contracts from customers.
Our sources of liquidity include cash and cash equivalents generated from operating activities and available borrowings under our Revolving Credit Facility. As of December 31, 2023, we had $16 million of letters of credit outstanding and $165 million of borrowings outstanding under our Revolving Credit Facility. We had approximately $875 million of available liquidity as of December 31, 2023, consisting of cash and cash equivalents and available borrowings under our Revolving Credit Facility.

We expect to pay regular cash dividends to DT Midstream common stockholders in the future. Any payment of future dividends is subject to approval by the Board of Directors and may depend on our future earnings, cash flows, capital requirements, financial condition, and the effect a dividend payment would have on our compliance with relevant financial covenants. Over the long-term, we expect to grow our dividend 5% to 7% annually.
We believe we will have sufficient operating flexibility, cash resources and funding sources to maintain adequate liquidity amounts and to meet future operating cash, capital expenditure and debt servicing requirements. However, our business is capital intensive, and the inability to access adequate capital could adversely impact future earnings and cash flows.
The Credit Agreement covering the Term Loan Facility and Revolving Credit Facility includes financial covenants that DT Midstream must maintain. See Note 10, "Debt" and Note 12, "Commitments and Contingencies" to the Consolidated Financial Statements under Part II, Item 8 of this Form 10-K.
Credit Ratings
Credit ratings are intended to provide banks and capital market participants with a framework for comparing the credit quality of securities and are not a recommendation to buy, sell, or hold securities. Our credit ratings affect our cost of capital and other terms of financing, as well as our ability to access the credit and commercial paper markets. We believe that the current credit ratings provide sufficient access to capital markets. However, disruptions in the banking and capital markets not specifically related to us may affect our ability to access these funding sources or cause an increase in the return required by investors.
Contractual Obligations
The following table details our contractual obligations due by year as of December 31, 2023:

	2024	2025	2026	2027	2028 and Thereafter
	(millions)
Short-term borrowings (a)	$165	$—	$—	$—	$—
Long-Term Debt:
Senior Notes (b)	—	—	—	—	2,100
Senior Secured Notes (c)	—	—	—	—	600
Term Loan Facility (d)	—	—	—	—	399
Letters of credit	—	—	—	—	16
Interest expense (e)	127	125	125	126	342
Operating lease payments	15	9	7	7	6
Purchase commitments	14	13	12	11	53
Total Contractual Obligations	$321	$147	$144	$144	$3,516
_____________________________
(a) Short-term borrowings under our Revolving Credit Facility can be extended up to the October 2027 expiration date.
(b) Excludes $23 million of unamortized debt issuance costs.
(c) Excludes $1 million of unamortized debt discount and $5 million of unamortized debt issuance costs.
(d) Excludes $1 million of unamortized debt discount and $4 million of unamortized debt issuance costs.
(e) Represents interest expense related to all Long-Term Debt. The interest expense related to the Term Loan Facility assumes the variable rate is 2.614%.
CAPITAL INVESTMENTS
Capital spending within our Company is primarily for ongoing maintenance and expansion of our existing assets, and if identified, attractive growth opportunities. We have been disciplined in our capital deployment and make growth investments that meet our criteria in terms of strategy, management skills, and identified risks and expected returns. All potential investments are analyzed for their rates of return and cash payback on a risk-adjusted basis. Our total capital expenditures, inclusive of $7 million in contributions to equity method investees, were $779 million for the year ended December 31, 2023. We anticipate total capital expenditures, inclusive of contributions to equity method investees, for the year ended December 31, 2024 of approximately $350 million to $435 million.

OFF-BALANCE SHEET ARRANGEMENTS
We are party to off-balance sheet arrangements, which include our equity method investments. See Note 1, "Description of the Business and Basis of Presentation—Principles of Consolidation" to the Consolidated Financial Statements under Part II, Item 8 of this Form 10-K for further discussion of the nature, purpose and other details of such agreements.
Other off-balance sheet arrangements include the Vector line of credit and our surety bonds, which are discussed further in Note 12, "Commitments and Contingencies" to the Consolidated Financial Statements under Part II, Item 8 of this Form 10-K.
INDEMNIFICATION OBLIGATIONS
We could have an indemnification obligation to DTE Energy pursuant to the Tax Matters Agreement and the Separation and Distribution Agreement. See Part I, Item 1A. "Risk Factors—Risks Related to the Separation—We could have an indemnification obligation to DTE Energy in accordance with the terms of the Tax Matters Agreement if the Distribution were determined not to qualify for non-recognition treatment for U.S. federal tax purposes." of this Form 10-K for further details.
CRITICAL ACCOUNTING ESTIMATES
The preparation of our Consolidated Financial Statements in conformity with GAAP requires that management applies accounting policies and makes estimates and assumptions that affect results of operations and the amounts of assets and liabilities reported in the Consolidated Financial Statements. Management believes that the areas described below require significant judgment in the application of the accounting policy or in making estimates and assumptions in matters that are inherently uncertain and that may change in subsequent periods. See additional discussion of our accounting policies in the Notes to Consolidated Financial Statements in Item 8 of this Form 10-K.
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
The October 1, 2023 fair values for the reporting units were calculated using an income approach. The estimated fair value in our annual goodwill impairment analysis utilizes significant assumptions that require judgement by management. One such significant assumption is the weighted average cost of capital (WACC) which is used to discount estimates of projected future results and cash flows to be generated by each reporting unit. The WACC is based on our cost of debt, which includes U.S. industrial bond spreads, and cost of equity, which consists of U.S. Treasury Rates plus an equity risk premium. Another significant assumption is the terminal value that utilizes an assumed long-term growth rate, which incorporates management’s judgment regarding sustainable long-term growth of the reporting units.
Our annual goodwill impairment analysis included a comparison of the estimated fair value of the Company as a whole to our market capitalization. Management also compared the implied market multiple of the estimated fair value of each reporting unit to midstream industry transaction multiples and considered other market indicators to support the appropriateness of the fair value estimates.

We performed our annual impairment test as of October 1, 2023 and determined that the estimated fair value of each reporting unit exceeded its carrying value, and no impairment existed. The results of the impairment test are as follows as of the October 1, 2023 valuation date:

Reporting Unit	Goodwill	Weighted Average Costs of Capital	Fair Value Reduction % (a)	Valuation Methodology (b)
	(millions)
Pipeline	$53	9.4%	42%	DCF
Gathering	420	9.6%	9%	DCF
	$473
_________________________________
(a) Percentage by which the estimated fair value of the reporting unit would need to decline to equal its carrying value including goodwill. The fair value reduction percentage for the Gathering reporting unit increased 1% as compared to the October 1, 2022 annual impairment test, principally due to a slight reduction in the Gathering reporting unit net book value, partially offset by an increased WACC. The WACC increase was driven by the increased U.S. Treasury Rates during 2023.
(b) Discounted cash flows (DCF) incorporated 2023 (fourth quarter) through 2027 projected cash flows plus a calculated terminal value. We calculated the terminal-year cash flows using an estimated long-term growth rate of 2.0%, discounted at the WACC for each of the reporting units.
In between annual impairment tests, we monitor our estimates and assumptions regarding estimated future cash flows, including the impact of movements in market indicators, and will update the impairment analysis if a triggering event occurs. While we believe the estimates and assumptions in the fair value are reasonable, the actual results may differ from projections. To the extent projected results or cash flows are revised downward, the reporting unit may be required to write down all or a portion of its goodwill, which would adversely impact our earnings. If current expectations of future long-term growth are not met or market factors outside of our control change, such as U.S. Treasury Rates or a decline in midstream industry transaction multiples, this may lead to a goodwill impairment in the future. See Part II, Item 7A., "Quantitative and Qualitative Disclosures About Market Risk", in this Form 10-K for more information on our exposure to market risk.
Assessment of Long-Lived Assets for Impairment
We evaluate the carrying value of long-lived assets, excluding goodwill, when circumstances indicate that the carrying value of those assets may not be recoverable. Conditions that could have an adverse impact on the cash flows and fair value of the long-lived assets are a deteriorating business climate, condition of the asset, or plans to dispose of or abandon the asset before the end of its useful life, which could result from the loss of or reduction in volume from our customers. The review of long-lived assets for impairment requires significant assumptions about operating strategies and estimates of future cash flows, which require assessments of current and projected market conditions and anticipated customer revenues. An impairment evaluation is based on an undiscounted cash flow analysis at the lowest level for which independent cash flows of long-lived assets can be identified from other groups of assets and liabilities. Impairment may occur when the carrying value of the asset exceeds the future undiscounted cash flows. When the undiscounted cash flow analysis indicates a long-lived asset is not recoverable, the amount of the impairment loss is determined by measuring the excess of the long-lived asset over its fair value. An impairment would require us to reduce both the long-lived asset and current period earnings by the amount of the impairment, which would adversely impact our earnings. As part of our ongoing reviews of business operations and associated long-lived assets, we did not identify any indicators of impairment that existed during 2023.
Assessment of Equity Method Investments for Impairment
We assess at each balance sheet date whether there is objective evidence that the equity method investment is impaired by completing a quantitative or qualitative analysis of factors impacting the investment. If there is objective evidence of impairment, we determine whether the decline below carrying value is other than temporary. If the decline is determined to be other than temporary, an impairment charge is recorded in earnings with an offsetting reduction to the carrying value of the investment. As part of our ongoing reviews of equity method investment operations, we did not identify any indicators of impairment that existed during 2023.
NEW ACCOUNTING PRONOUNCEMENTS
See Note 3, "New Accounting Pronouncements" to the Consolidated Financial Statements under Part II, Item 8 of this Form 10-K.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Market Price Risk
Our business is dependent on the continued availability of natural gas production and reserves in our geographical areas of operation. Low prices for natural gas, including those resulting from regional basis differentials, could adversely affect development of additional reserves and future natural gas production that is accessible by our pipeline and storage assets. We manage our exposure through the use of short, medium, and long-term transportation, gathering, and storage contracts. Consequently, our existing operations and cash flows have limited direct exposure to natural gas price risk.
Credit Risk
We are exposed to credit risk, which is the risk of loss resulting from nonpayment or nonperformance under a contract. We manage our exposure to credit risk associated with customers through credit analysis, credit approval, credit limits and monitoring procedures. For certain transactions, we may request letters of credit, cash collateral, prepayments or guarantees as forms of credit support. Our FERC tariffs require tariff customers that do not meet specified credit standards to provide three months of credit support, however, we are exposed to credit risk beyond this three-month period when our tariffs do not require our customers to provide additional credit support. For some long-term contracts associated with gathering system construction or expansion, we have entered into negotiated credit agreements that provide for enhanced forms of credit support if certain customer credit standards are not met.
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
We engage with customers that are sub-investment grade, including our key customer, Southwestern Energy. These customers are otherwise considered creditworthy or are required to make prepayments or provide security to satisfy credit concerns. We regularly monitor for bankruptcy proceedings that may impact our customers and had no bankruptcy proceedings during the year ended December 31, 2023.
Interest Rate Risk
We are subject to interest rate risk in connection with the issuance of debt. Our exposure to interest rate risk arises primarily from changes in SOFR. As of December 31, 2023, we had floating rate debt of $564 million related to the variable rate Term Loan Facility and borrowings outstanding under our Revolving Credit Facility, and a floating rate debt-to-total debt ratio of 17%. See Note 10, "Debt" to the Consolidated Financial Statements under Part II, Item 8 of this Form 10-K.
We are subject to interest rate risk in connection with our goodwill impairment assessment. See "Critical Accounting Estimates" under Part II, Item 7 of this Form 10-K.
Summary of Sensitivity Analysis
A sensitivity analysis was performed on the fair values of our long-term debt obligations. The sensitivity analysis involved increasing and decreasing interest rates as of December 31, 2023 by a hypothetical 10% and calculating the resulting change in the fair values. The hypothetical losses related to long-term debt would be realized only if we transferred all of our fixed-rate long-term debt to other creditors. The results of the sensitivity analysis are as follows:

	Assuming a 10% Increase in Rates	Assuming a 10% Decrease in Rates	Change in the Fair Value of
Activity	As of December 31, 2023
	(millions)
Interest rate risk	$(82)	$85	Long-term debt

Item 8. Financial Statements
The following Consolidated Financial Statements are included herein:

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of DT Midstream, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated statements of financial position of DT Midstream, Inc. and its subsidiaries (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of operations, of comprehensive income, of changes in stockholders' equity/member's equity and of cash flows for each of the three years in the period ended December 31, 2023, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
Equity Method Investments in NEXUS Gas Transmission, LLC and Millennium Pipeline Company, LLC
As described in Note 1 to the consolidated financial statements, non-controlled investments are accounted for using the equity method of accounting when the Company is able to significantly influence the operating policies of the investee. Under the equity method of accounting, investments are recorded at historical cost as an asset and adjusted for capital contributions, dividends and distributions received, and the Company’s share of the investee’s earnings or losses, which are recorded as earnings from equity method investees. The Company’s equity method investments are periodically evaluated for certain factors that may be indicative of other-than-temporary impairment. As of December 31, 2023, the Company’s equity method investment balance in NEXUS Gas Transmission, LLC (“NEXUS”) and Millennium Pipeline Company, LLC (“Millennium”) was $900 million and $727 million, respectively. For the year ended December 31, 2023, earnings from equity method investees were $177 million, of which earnings from NEXUS and Millennium were the majority.
The principal consideration for our determination that performing procedures relating to the equity method investments in NEXUS and Millennium is a critical audit matter is a high degree of auditor effort in performing procedures related to these equity method investments.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to equity method investments. These procedures also included, among others, the following, which were performed as of and for the year ended December 31, 2023 for NEXUS and Millennium (collectively “the investees”): (i) vouching capital contributions, dividends and distributions to source documents, (ii) confirming specific unaudited financial information with the investees, (iii) reconciling the investee financial information per Company records to the investees’ independently audited financial statements, (iv) recalculating the Company’s carrying amount of its investments in the investees that exceeded the Company’s share of the underlying equity in the net assets and the related amortization of such differences, (v) performing inquiries with management and investee auditors, and inspecting supporting evidence and documentation, to understand and evaluate management’s consideration of accounting matters, including management’s assertion that there were no indicators of other-than-temporary impairment, and (vi) performing procedures to evaluate subsequent events impacting the investees.

/s/ PricewaterhouseCoopers LLP
Detroit, Michigan
February 16, 2024
We have served as the Company’s auditor since 2020.

DT Midstream, Inc.
Consolidated Statements of Operations

	Year Ended December 31,
	2023	2022	2021
	(millions, except per share amounts)
Revenues
Operating revenues	$922	$920	$840
Operating Expenses
Operation and maintenance	245	267	231
Depreciation and amortization	182	170	166
Taxes other than income	28	28	24
Asset (gains) losses and impairments, net	(4)	(23)	17
Operating Income	471	478	402
Other (Income) and Deductions
Interest expense	150	137	112
Interest income	(1)	(3)	(4)
Earnings from equity method investees	(177)	(150)	(126)
Loss from financing activities	—	13	—
Other (income) and expense	(1)	(1)	(2)
Income Before Income Taxes	500	482	422
Income Tax Expense	104	100	104
Net Income	396	382	318
Less: Net Income Attributable to Noncontrolling Interests	12	12	11
Net Income Attributable to DT Midstream	$384	$370	$307

Basic Earnings per Common Share
Net Income Attributable to DT Midstream	$3.97	$3.83	$3.17

Diluted Earnings per Common Share
Net Income Attributable to DT Midstream	$3.94	$3.81	$3.16

Weighted Average Common Shares Outstanding
Basic	96.9	96.7	96.7
Diluted	97.5	97.2	96.9

See Notes to Consolidated Financial Statements

DT Midstream, Inc.
Consolidated Statements of Comprehensive Income

	Year Ended December 31,
	2023	2022	2021
	(millions)
Net Income	$396	$382	$318
Foreign currency translation and unrealized gain on derivatives, net of tax	2	—	1
Other comprehensive income	2	—	1
Comprehensive income	398	382	319
Less: Comprehensive income attributable to noncontrolling interests	12	12	11
Comprehensive Income Attributable to DT Midstream	$386	$370	$308

See Notes to Consolidated Financial Statements

DT Midstream, Inc.
Consolidated Statements of Financial Position

	December 31,
	2023	2022
	(millions)
ASSETS
Current Assets
Cash and cash equivalents	$56	$61
Accounts receivable (net of $— allowance for expected credit loss for each period end)	154	161
Deferred property taxes	31	22
Taxes receivable	15	—
Prepaid expenses and other	16	18
	272	262
Investments
Investments in equity method investees	1,762	2,200

Property
Property, plant, and equipment	5,282	4,534
Accumulated depreciation	(848)	(728)
	4,434	3,806
Other Assets
Goodwill	473	473
Long-term notes receivable — related party	4	4
Operating lease right-of-use assets	38	31
Intangible assets, net	1,968	2,025
Other	31	32
	2,514	2,565
Total Assets	$8,982	$8,833

See Notes to Consolidated Financial Statements

DT Midstream, Inc.
Consolidated Statements of Financial Position

	December 31,
	2023	2022
	(millions, except shares)
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$94	$119
Short-term borrowings	165	330
Operating lease liabilities	13	16
Dividends payable	67	62
Interest payable	10	10
Property taxes payable	34	29
Accrued compensation	18	20
Contract liabilities	18	4
Other	15	24
	434	614

Long-Term Debt, net	3,065	3,059

Other Liabilities
Deferred income taxes	1,031	923
Operating lease liabilities	27	19
Contract liabilities	111	28
Other	34	36
	1,203	1,006
Total Liabilities	4,702	4,679

Commitments and Contingencies (Note 12)

Stockholders' Equity
Preferred stock ($0.01 par value, 50,000,000 shares authorized, and no shares issued or outstanding as of December 31, 2023 and 2022)	—	—
Common stock ($0.01 par value, 550,000,000 shares authorized, and 96,971,021 and 96,754,549 shares issued and outstanding as of December 31, 2023 and 2022, respectively)	1	1
Additional paid-in capital	3,485	3,469
Retained earnings	661	547
Accumulated other comprehensive income (loss)	(8)	(10)
Total DT Midstream Equity	4,139	4,007
Noncontrolling interests	141	147
Total Equity	4,280	4,154
Total Liabilities and Equity	$8,982	$8,833

See Notes to Consolidated Financial Statements

DT Midstream, Inc.
Consolidated Statements of Cash Flows

	Year Ended December 31,
	2023	2022	2021
	(millions)
Operating Activities
Net Income	$396	$382	$318
Adjustments to reconcile Net Income to Net cash and cash equivalents from operating activities:
Depreciation and amortization	182	170	166
Stock-based compensation	20	17	12
Amortization of operating lease right-of-use assets	18	19	18
Deferred income taxes	110	70	104
Earnings from equity method investees	(177)	(150)	(126)
Dividends from equity method investees	196	181	129
Asset (gains) losses and impairments, net	—	(17)	17
Loss from financing activities	—	13	—
Changes in assets and liabilities:
Accounts receivable, net	7	8	(43)
Accounts payable — third party	(5)	7	4
Accounts payable — related party	—	—	(10)
Contract liabilities	97	3	6
Other current and noncurrent assets and liabilities	(46)	22	(23)
Net cash and cash equivalents from operating activities	798	725	572
Investing Activities
Plant and equipment expenditures	(772)	(338)	(140)
Proceeds from sale of notes receivable	—	22	—
Distributions from equity method investees	427	17	9
Contributions to equity method investees	(7)	(5)	(11)
Acquisition of additional interest in equity method investee	—	(552)	—
Notes receivable repaid by DTE Energy	—	—	263
Other investing activities	1	2	2
Net cash and cash equivalents from (used for) investing activities	(351)	(854)	123
Financing Activities
Issuance of long-term debt, net of discount and issuance costs	—	591	3,047
Repayment of long-term debt	—	(596)	(5)
Repayment of short-term borrowings from DTE Energy	—	—	(3,175)
Borrowings under the Revolving Credit Facility	540	370	25
Repayment of borrowings under the Revolving Credit Facility	(705)	(40)	(25)
Payment of Revolving Credit Facility issuance costs	—	(3)	(7)
Repurchase of common stock	—	(3)	—
Distributions to noncontrolling interests	(18)	(14)	(16)
Dividends paid on common stock	(263)	(244)	(58)
Dividend to DTE Energy	—	—	(501)
Contributions from DTE Energy	—	—	110
Other financing activities	(6)	(3)	—
Net cash and cash equivalents from (used for) financing activities	(452)	58	(605)
Net Increase (Decrease) in Cash and Cash Equivalents	(5)	(71)	90
Cash and Cash Equivalents at Beginning of Period	61	132	42
Cash and Cash Equivalents at End of Period	$56	$61	$132

Supplemental disclosure of cash information
Cash paid for:
Interest, net of interest capitalized	$140	$125	$103
Income taxes	22	24	3
Supplemental disclosure of non-cash investing and financing activities
Plant and equipment expenditures in accounts payable and other accrued liabilities	$80	$99	$10

See Notes to Consolidated Financial Statements

DT Midstream, Inc.
Consolidated Statements of Changes in Stockholders' Equity/Member's Equity

			Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests
	Common Stock
	Shares	Amount					Total
	(dollars in millions, shares in thousands)
Balance, December 31, 2020	—	$—	$3,333	$751	$(11)	$155	$4,228
Net Income	—	—	—	307	—	11	318
Reorganization to C Corporation(a)	1	—	—	—	—	—	—
Issuance of common shares to DTE Energy(b)	96,731	1	—	—	—	—	1
Dividend to DTE Energy	—	—	—	(501)	—	—	(501)
Dividends declared on common stock ($1.20 per common share)	—	—	—	(116)	—	—	(116)
Distributions to noncontrolling interests	—	—	—	—	—	(16)	(16)
Stock-based compensation	2	—	8	—	—	—	8
Taxes and other adjustments	—	—	109	(10)	—	(1)	98
Other comprehensive income, net of tax	—	—	—	—	1	—	1
Balance, December 31, 2021	96,734	$1	$3,450	$431	$(10)	$149	$4,021
Net Income	—	—	—	370	—	12	382
Dividends declared on common stock ($2.56 per common share)	—	—	—	(248)	—	—	(248)
Distributions to noncontrolling interests	—	—	—	—	—	(14)	(14)
Stock-based compensation	78	—	17	(2)	—	—	15
Repurchase of common stock	(57)	—	—	(3)	—	—	(3)
Taxes and other adjustments	—	—	2	(1)	—	—	1
Balance, December 31, 2022	96,755	$1	$3,469	$547	$(10)	$147	$4,154
Net Income	—	—	—	384	—	12	396
Dividends declared on common stock ($2.76 per common share)	—	—	—	(268)	—	—	(268)
Distributions to noncontrolling interests	—	—	—	—	—	(18)	(18)
Stock-based compensation and other	216	—	16	(2)	—	—	14
Other comprehensive income, net of tax	—	—	—	—	2	—	2
Balance, December 31, 2023	96,971	$1	$3,485	$661	$(8)	$141	$4,280
_____________________________________
(a)Issuance of common shares at $0.01 par value upon conversion to C Corporation from a single member LLC.
(b)Issuance of common shares to DTE Energy in anticipation of the Separation.

See Notes to Consolidated Financial Statements

DT Midstream, Inc.
Notes to Consolidated Financial Statements

NOTE 1 — DESCRIPTION OF THE BUSINESS AND BASIS OF PRESENTATION
Description of the Business
DT Midstream is an owner, operator, and developer of an integrated portfolio of natural gas midstream assets. We provide multiple, integrated natural gas services to customers through two segments: (i) Pipeline, which includes interstate pipelines, intrastate pipelines, storage systems, lateral pipelines including related treatment plants and compression and surface facilities, and (ii) Gathering, which includes gathering systems, related treatment plants, and compression and surface facilities. Our Pipeline segment also includes joint venture interests in equity method investees which own and operate interstate pipelines that connect to our wholly owned assets.
Our core assets strategically connect key demand centers in the Midwestern U.S., Eastern Canada and Northeastern U.S. regions to the premium production areas of the Marcellus/Utica natural gas formation in the Appalachian Basin, and connect key demand centers and LNG export terminals in the Gulf Coast region to premium production areas of the Haynesville natural gas formation.
In connection with the Separation from DTE Energy, on January 13, 2021, DTE Gas Enterprises, LLC, and its consolidated subsidiaries converted into a Delaware corporation pursuant to a statutory conversion and changed its name to DT Midstream, Inc. ("DT Midstream"). At the conversion, DT Midstream issued 1,000 shares of common stock at $0.01 par value to its parent, a subsidiary of DTE Energy. As DT Midstream was a single member LLC as of December 31, 2020, and a corporation with stockholders' equity as of December 31, 2023, 2022 and 2021, Consolidated Statements of Changes in Stockholders' Equity/Member's Equity are presented as of December 31, 2023, 2022, and 2021. In June 2021, the DT Midstream Board of Directors authorized the issuance of an additional 96,731,466 common shares in anticipation of the Separation, for a total of 96,732,466 common shares issued and outstanding. DT Midstream is authorized to issue 50,000,000 shares of preferred stock at $0.01 par value. No preferred stock was issued or outstanding as of December 31, 2023 and 2022.
On July 1, 2021, DTE Energy completed the Separation through the distribution of 96,732,466 shares of DT Midstream common stock to DTE Energy shareholders. Following the Separation on July 1, 2021, DT Midstream became an independent public company listed under the symbol "DTM" on the NYSE. DTE Energy did not retain ownership in DT Midstream.
Basis of Presentation
The Consolidated Financial Statements and Notes to Consolidated Financial Statements as of and for the periods presented subsequent to July 1, 2021, the date of the Separation, reflect the consolidated financial position, results of operations and cash flows for DT Midstream as an independent company. Prior to the Separation, we operated as a consolidated entity of DTE Energy and not as a standalone company. For the periods prior to the Separation, the Consolidated Financial Statements and Notes to Consolidated Financial Statements were prepared on a carve-out basis using the consolidated financial statements and accounting records of DTE Energy. The carve-out basis financial statements represent our historical financial position, results of operations, and cash flows as they were historically managed in accordance with GAAP and reflect significant assumptions and allocations. The carve-out financial statements may not include all expenses that would have been incurred had we existed as a standalone entity.
GAAP requires management to use estimates and assumptions that impact reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities. Actual results may differ from our estimates. We believe the assumptions underlying these financial statements are reasonable.

DT Midstream, Inc.
Notes to Consolidated Financial Statements

Cash Management
Our sources of liquidity include cash generated from operations and available borrowings under our Revolving Credit Facility.
Prior to the Separation, our sources of liquidity included cash generated from operations and loans obtained through DTE Energy’s corporate-wide cash management program, including a working capital loan agreement. Cash was managed centrally, with certain net earnings reinvested in, and working capital requirements met from, existing liquid funds. Effective July 1, 2021, we no longer participated in the cash management program and the working capital loan was terminated.
Principles of Consolidation
We consolidate all majority-owned subsidiaries and investments in entities in which we have a controlling influence. Non-controlled investments are accounted for using the equity method of accounting when we are able to significantly influence the operating policies of the investee. When we do not influence the operating policies of an investee, the equity investment is measured at fair value, if readily determinable, or if not readily determinable, at cost less impairment, if applicable. We eliminate all intercompany balances and transactions.
We evaluate whether an entity is a VIE whenever reconsideration events occur. We consolidate VIEs for which we are the primary beneficiary. If we are not the primary beneficiary and an ownership interest is held, the VIE is accounted for under the equity method of accounting. When assessing the determination of the primary beneficiary, we consider all relevant facts and circumstances, including: the power, through voting or similar rights, to direct the activities of the VIE that most significantly impact the VIE's economic performance and the obligation to absorb the expected losses and/or the right to receive the expected returns of the VIE. We perform ongoing reassessments of all VIEs to determine if the primary beneficiary status has changed.
We own an 85% interest in the Stonewall VIE and are the primary beneficiary, therefore Stonewall is consolidated. We own a 50% interest in the South Romeo VIE and are the primary beneficiary, therefore South Romeo is consolidated.
The following table summarizes the major line items in the Consolidated Statements of Financial Position for consolidated VIEs as of December 31, 2023 and 2022. All assets and liabilities of a consolidated VIE are included in the table when it has been determined that a consolidated VIE has either (1) assets that can be used only to settle obligations of the VIE or (2) liabilities for which creditors do not have recourse to the general credit of the primary beneficiary. The assets and liabilities of consolidated VIEs that meet the definition of a business and whose assets can be used for purposes other than the settlement of the VIEs' obligations have been excluded from the table below.

	December 31,
	2023	2022
	(millions)
ASSETS (a)
Cash	$13	$27
Accounts receivable	10	9
Other current assets	2	3
Intangible assets, net	483	498
Property, plant and equipment, net	391	403
Goodwill	25	25
	$924	$965

LIABILITIES (a)
Accounts payable and other current liabilities	$4	$4
Other noncurrent liabilities	3	4
	$7	$8
_____________________________________
(a)Amounts shown are 100% of the consolidated VIEs' assets and liabilities.

DT Midstream, Inc.
Notes to Consolidated Financial Statements

We had a variable interest in an investment in certain assets in the Utica Shale region that was accounted for as a Note receivable — third party. We did not have an ownership interest in the entity and were not the primary beneficiary. This investment was sold during the second quarter 2022. See Note 2, "Significant Accounting Policies – Financing Receivables" to the Consolidated Financial Statements for additional discussion.
Related Parties
Transactions between DT Midstream and DTE Energy prior to the Separation, as well as transactions between us and our equity method investees, have been presented as related party transactions in the accompanying Consolidated Financial Statements. See Note 15, "Related Party Transactions" to the Consolidated Financial Statements.
Equity Method Investments
Non-controlled investments are accounted for using the equity method of accounting when we are able to significantly influence the operating policies of the investee. Under the equity method of accounting, investments are recorded at historical cost as an asset and adjusted for capital contributions, dividends and distributions received, and our share of the investee's earnings or losses, which are recorded as earnings from equity method investees on the Consolidated Statements of Operations. Our equity method investments are periodically evaluated for certain factors that may be indicative of other-than-temporary impairment. As of December 31, 2023 and 2022, our carrying amounts of investments in equity method investees exceeded our share of the underlying equity in the net assets of the investees by $352 million and $368 million, respectively. The difference will be amortized over the life of the underlying assets. As of December 31, 2023 and 2022, our consolidated retained earnings balance includes undistributed earnings from equity method investments of zero and $43 million, respectively. We use the cumulative earnings approach to classify proceeds received from equity method investees as dividends or distributions on the Consolidated Statements of Cash Flows.
Equity method investees are described below:

	Investments As of		% Owned As of
	December 31,		December 31,
Equity Method Investee	2023	2022	2023	2022
	(millions)
NEXUS	$900	$1,313	50%	50%
Vector	135	135	40%	40%
Millennium	727	752	52.5%	52.5%
Total investments in equity method investees	$1,762	$2,200
In May 2023, NEXUS closed on the sale of $750 million of senior unsecured notes with a weighted-average coupon rate of 5.52%. We received a distribution from NEXUS of $371 million, net of fees and expenses, which reduced our investment balance. We used the proceeds from the distribution to repay borrowings outstanding under our Revolving Credit Facility.
In October 2022, DT Midstream closed on the $552 million purchase of an additional 26.25% ownership interest in Millennium from National Grid. The transaction was financed with cash on hand and available capacity under the Company's Revolving Credit Facility. The purchase constituted National Grid's full ownership interest in Millennium and brought our total ownership interest in Millennium to 52.5%. We account for our ownership interest in Millennium under the equity method of accounting. Millennium is not a VIE and we do not have a controlling interest due to shared control with our partner over all of Millennium's significant business activities. Our carrying amount of our Millennium investment exceeded our share of the underlying equity in the net assets of Millennium by $343 million on the acquisition date.

DT Midstream, Inc.
Notes to Consolidated Financial Statements

The following tables present summarized financial information of our non-consolidated equity method investees. The amounts included below represent 100% of the results of continuing operations of such entities, including the portion owned by other parties.
Summarized balance sheet data is as follows:

	December 31,
	2023	2022
	(millions)
Current assets	$159	$198
Noncurrent assets	4,057	4,160
Current liabilities	208	206
Noncurrent liabilities	$1,177	$476
Summarized income statement data is as follows:

	Year Ended December 31,
	2023	2022	2021
	(millions)
Operating revenues	$823	$800	$738
Operating expenses	377	396	371
Net Income	$392	$372	$333
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
We regularly monitor the credit quality of our financing receivables by reviewing counterparty credit quality indicators and monitoring for triggering events, such as a credit rating downgrade or bankruptcy. We have three internal grades of credit quality, with internal grade 1 as the lowest risk and internal grade 3 as the highest risk. The related credit quality indicators and risk ratings utilized to develop the internal grades have been updated through December 31, 2023. As of December 31, 2023, the Notes receivable — related party of $4 million, which originated prior to 2021, was classified as internal grade 1. There are no notes receivable on nonaccrual status and no past due financing receivables as of December 31, 2023.
Notes receivable are typically considered delinquent (past due) when payment is not received for periods ranging from 60 to 120 days. We cease accruing interest income (nonaccrual status) and may either write off or establish an allowance for expected credit loss for the note receivable when it is expected that all contractual principal or interest amounts due will not be collected. In determining an allowance for expected credit losses for or the write off of notes receivable, we consider the historical payment experience and other factors that are expected to have a specific impact on collection, including existing and future economic conditions. Cash receipts for notes receivable on nonaccrual status that do not bring the account contractually current are first applied to contractually owed past due interest, with any remainder applied to principal. Recognition of interest income is generally resumed when the note receivable becomes contractually current.

DT Midstream, Inc.
Notes to Consolidated Financial Statements

We had an investment in certain assets in the Utica Shale region which was accounted for as a note receivable — third party. In the second quarter 2021, we assessed the note receivable for expected loss and recorded a $19 million loss on the note receivable to Asset (gains) losses and impairments, net on the Consolidated Statement of Operations. Additionally, we ceased accruing interest on the note receivable balance and reclassified the note to an Internal grade 3 receivable. Subsequently, as cash payments were received, a portion was recognized as interest income. A third party purchased our investment in certain assets in the Utica Shale region based on significantly improved commodity pricing during the second quarter 2022 for proceeds of $22 million. This resulted in a gain of $17 million recorded in Asset (gains) losses and impairments, net on the Consolidated Statement of Operations. We maintain no continuing involvement with the note receivable.
For trade accounts receivable, the customer allowance for expected credit loss is calculated based on specific review of future collections based on receivable balances generally in excess of 30 days. Existing and future economic conditions, historical loss rates, customer trends and other relevant factors that may affect our ability to collect are also considered. Receivables are written off on a specific identification basis and determined based on the particular circumstances of the associated receivable. Uncollectible expense (recovery) was zero for each of the years ended December 31, 2023, 2022 and 2021. Our collections on accounts receivable from customers are current, and no material rate of historical loss was noted, which resulted in no allowance for expected credit loss as of December 31, 2023 or 2022.
The following table presents a roll-forward of the activity for the notes receivables' allowance for expected credit loss. The balance, if any, is shown as a deduction from the notes receivables' balance in the Consolidated Statements of Financial Position.

	2023	2022	2021
Allowance for expected credit loss- Notes Receivable	(millions)
Balance as of January 1	$—	$—	$—
Additions: Charged to costs, expenses, and other accounts	—	—	19
Deductions: Current period provision and write-offs charged against allowance	—	—	(19)
Balance as of December 31	$—	$—	$—
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
Operation and Maintenance
Operation and maintenance is primarily comprised of costs for labor and employee benefits, outside services, materials, compression, purchased natural gas, operating lease costs, office costs, and other operating and maintenance costs. For the year ended December 31, 2021, general corporate expense allocations from DTE Energy of $32 million, including $20 million of Separation-related transaction costs for legal, accounting, auditing and other professional services DTE Energy incurred for the benefit of DT Midstream, were also included in operation and maintenance. Effective July 1, 2021, with the completion of the Separation, we no longer received corporate allocations from DTE Energy.

DT Midstream, Inc.
Notes to Consolidated Financial Statements

Depreciation and Amortization
Depreciation and amortization is related to Property, plant and equipment and Customer relationships and other intangible assets, net, used in our transportation, storage and gathering businesses.
Other Accounting Policies

Footnote	Title
Note 4	Revenue
Note 7	Income Taxes
Note 9	Fair Value
Note 11	Leases
NOTE 3 — NEW ACCOUNTING PRONOUNCEMENTS
Recently Issued Pronouncements
In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280) - Improvements to Reportable Segment Disclosures. The amendments improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses and interim disclosure requirements. The amendments are effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The adoption of this standard is not expected to have a significant impact on our Consolidated Financial Statements.
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740) - Improvements to Income Tax Disclosures. The amendments improve transparency of income tax disclosure requirements, primarily through enhanced disclosures of rate reconciliation and income taxes paid. The amendments are effective for annual periods beginning after December 15, 2024. Early adoption is permitted. The adoption of this standard is not expected to have a significant impact on our Consolidated Financial Statements.
NOTE 4 — REVENUE
Significant Accounting Policy – Revenue
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
Our contracts with customers generally contain a single performance obligation, which is a promise to deliver either a distinct service or a series of distinct services to the customer. When multiple performance obligations exist, the contract consideration is allocated between the performance obligations based on the relative standalone selling price, which is determined by prices charged to customers or the adjusted market assessment approach. The adjusted market assessment approach involves evaluating the market in which we sell services and estimating the price that a customer in that market would be willing to pay.
Revenue is recognized when performance obligations are satisfied by delivering a service to a customer, which occurs when the service is provided to the customer. When a customer simultaneously receives and consumes the service provided, revenue is recognized over time. Alternatively, if it is determined that the criteria for recognition of revenue over time is not met, the revenue is considered to be recognized at a point in time. Our revenues, including estimated unbilled amounts, are generally recognized over time as actual services are provided, or ratably over time when providing a stand-ready service. Unbilled amounts are generally determined using preliminary meter data volumes and contracted pricing, and typically result in minor adjustments. Generally, uncertainties in the variable consideration components are resolved and revenue amounts are known at the time of recognition. We have determined that the above methods represent a faithful depiction of delivering a service to the customer. Revenues are typically billed and consideration received monthly, however, certain deficiency fees related to MVCs are billed quarterly or annually.

DT Midstream, Inc.
Notes to Consolidated Financial Statements

Disaggregation of Revenue
The following is a summary of revenues disaggregated by segment:

	Year Ended December 31,
	2023	2022	2021
	(millions)
Pipeline (a)	$377	$339	$307
Gathering	545	581	534
Elimination of Inter-segment Revenue	—	—	(1)
Total operating revenues	$922	$920	$840
__________________________________
(a)Includes revenues outside the scope of ASC 606 primarily related to contracts accounted for as leases of $7 million, $10 million and $9 million for the years ended December 31, 2023, 2022 and 2021, respectively.
Nature of Services
We primarily provide two types of revenue services: firm service and interruptible service. Firm service revenue contracts provide for fixed revenue commitments regardless of actual volumes of natural gas that flow, which leads to more stable operating performance, revenues and cash flows and limits our exposure to natural gas price fluctuations. Firm service revenue contracts are typically long-term and structured using fixed demand charges or MVCs with fixed deficiency fee rates. Contracts structured using fixed demand charges contain a performance obligation of a stand-ready series of distinct services that are substantially the same with the same pattern of transfer to the customer, therefore revenue is recognized ratably over time. Contracts structured using MVCs with fixed deficiency fee rates require customers to transport or store a minimum volume of natural gas over a specified time period. If a customer fails to meet its MVCs for the specified time period, the contract consideration includes a fixed rate for the actual volumes gathered, transported or stored, and a deficiency fee for the shortfall between the MVCs and the actual volumes gathered, transported, or stored. If a customer exceeds its MVC for the specified time period, the contract consideration is based on fixed rates for the actual volumes gathered, transported, or stored. The contract consideration is allocated to each distinct monthly performance obligation, consistent with the allocation objective and based upon the level of effort required to satisfy the service obligation. Revenues are generally recognized over time based on the output measure of natural gas volumes gathered, transported, or stored, with the recognition of the deficiency fee revenue in the period when it is known the customer cannot make up the deficient volumes in the specified time period. Interruptible service revenue contracts typically contain fixed rates, with total consideration dependent on actual natural gas volumes that flow. Interruptible service revenues are recognized over time based on the output measure of natural gas volumes gathered, transported, or stored. Certain of our gathering contracts allow for the recovery of production-related operating expenses, which are offsetting in revenue and operating expense. Recovery of production-related operating expenses were $53 million, $65 million and $38 million for the years ended December 31, 2023, 2022 and 2021, respectively.
Contract Liabilities
The following is a summary of contract liability activity:

	2023	2022
	(millions)
Balance as of January 1	$32	$28
Increases due to cash received or receivable, excluding amounts recognized as revenue during the period (a)	101	13
Revenue recognized that was included in the balance at the beginning of the period	(4)	(9)
Balance as of December 31	$129	$32
____________________________________
(a) During the year ended December 31, 2023, we collected prepayment amounts from customers under various long-term revenue contracts on Ohio Utica Gathering, Appalachia Gathering, Blue Union Gathering and LEAP.
Contract liabilities generally represent amounts paid by or receivable from customers for which the associated performance obligation has not yet been satisfied. Contract liabilities associated with these services are recognized upon delivery of the service to the customer.

DT Midstream, Inc.
Notes to Consolidated Financial Statements

The following table presents contract liability amounts as of December 31, 2023 that are expected to be recognized as revenue in future periods:

(millions)
2024	$18
2025	20
2026	19
2027	18
2028	16
2029 and thereafter	38
Total	$129
Transaction Price Allocated to the Remaining Performance Obligations
In accordance with optional exemptions available under Topic 606, we do not disclose the value of unsatisfied performance obligations for (1) contracts with an original expected length of one year or less, (2) with the exception of fixed consideration, contracts for which the amount of revenue recognized depends upon our invoices for actual volumes gathered, transported, or stored, and (3) contracts for which variable consideration relates entirely to an unsatisfied performance obligation.
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
The following table presents revenue amounts related to fixed consideration associated with unsatisfied performance obligations as of December 31, 2023 that are expected to be recognized as revenue in future periods:

(millions)
2024	$131
2025	138
2026	109
2027	77
2028	52
2029 and thereafter	202
Total	$709
Costs to Obtain or Fulfill a Contract
We recognize an asset from the costs incurred to obtain a revenue contract only if we expect to recover those costs. In addition, the costs to fulfill a revenue contract are capitalized if the costs are specifically identifiable to a revenue contract, would result in enhancing resources that will be used in satisfying performance obligations in the future, and are expected to be recovered. These capitalized costs are amortized on a systematic basis consistent with the pattern of transfer of the services to which such costs relate.
As of December 31, 2023 and 2022, we had capitalized costs to obtain or fulfill a contract of $18 million and $19 million, respectively, which are included in other current assets and other noncurrent assets in the accompanying Consolidated Statements of Financial Position. During the years ended December 31, 2023, 2022 and 2021 we recognized approximately $1 million of amortization expense related to such capitalized costs.

DT Midstream, Inc.
Notes to Consolidated Financial Statements

Major Customers
The following table summarizes customers which represent 10% or more of our total revenue for the years ended December 31, 2023, 2022 and 2021. Both Pipeline and Gathering segments provide services to these customers.

	2023		2022		2021
	Customer	Percentage	Customer	Percentage	Customer	Percentage
	Revenue	of Total	Revenue	of Total	Revenue	of Total
Customers:	(millions, except percentages)
Customer A	$560	60%	$596	65%	$563	67%
Customer B	*	*	*	*	84	10%
*Represents less than 10%
NOTE 5 — GOODWILL
We have goodwill that resulted from business combinations. The carrying value of goodwill is evaluated for impairment on an annual basis or whenever events or circumstances indicate that the value of goodwill may be impaired. We performed our annual impairment test as of October 1, 2023 and determined that the estimated fair value of each reporting unit exceeded its carrying value, and no impairment existed. No additions, impairments or other changes occurred during the years ended December 31, 2023, 2022 and 2021.
The following is the summary of the carrying value of goodwill:

	Year Ended December 31,
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
NOTE 6 — PROPERTY, PLANT, AND EQUIPMENT AND INTANGIBLE ASSETS
Property, Plant, and Equipment
The following is a summary of Property, plant, and equipment by classification:

	Average Estimated Useful Life	December 31,
		2023	2022
	(years)	(millions)
Property, plant, and equipment
Land and other non-depreciable assets	N/A	$96	$97
Rights of way and easements	25 to 40	103	103
Pipelines and interconnects	25 to 40	3,460	2,845
Facilities and processing plants	7 to 40	1,234	998
Wells and well equipment	40 to 70	70	70
General plant	3 to 40	40	32
Construction in progress	N/A	279	389
Total Property, plant, and equipment		$5,282	$4,534
Less accumulated depreciation		(848)	(728)
Net Property, plant, and equipment		$4,434	$3,806

DT Midstream, Inc.
Notes to Consolidated Financial Statements

Intangible Assets
The following is a summary of Intangible Assets by classification:

		December 31, 2023			December 31, 2022
	Useful Lives	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
		(millions)
Intangible assets subject to amortization
Customer relationships	25 - 40 years (a)	$2,252	$(289)	$1,963	$2,252	$(233)	$2,019
Contract intangibles	14 - 26 years	18	(13)	5	18	(12)	6
Total		$2,270	$(302)	$1,968	$2,270	$(245)	$2,025
_____________________________________
(a) The useful lives of the customer relationship intangible assets are based on the number of years in which the assets are expected to economically contribute to the business. The expected economic benefit incorporates existing customer contracts and expected renewal rates based on the estimated volume and production lives of natural gas resources in each region.
The following table summarizes estimated customer relationships and contract intangibles amortization expense to be recognized during each year through 2028:

	2024	2025	2026	2027	2028
	(millions)
Estimated amortization expense	$57	$57	$57	$57	$57
Depreciation and Amortization
The following is a summary of depreciation and amortization expense by asset type:

	Year Ended December 31,
	2023	2022	2021
	(millions)
Property, plant, and equipment	$125	$113	$108
Customer relationships and other intangible assets, net	57	57	58
Total Depreciation and amortization	$182	$170	$166
NOTE 7 — INCOME TAXES
Significant Accounting Policy – Accounting for Income Taxes
We record the effect of income taxes in accordance with GAAP, which provides for the use of an asset and liability approach. Deferred income tax assets and liabilities are recognized for temporary differences between the basis of assets and liabilities for financial reporting and tax purposes and measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities as a result of changes in the enacted tax rates is recognized in earnings in the period of enactment. Our recognition of deferred tax assets is based upon a more-likely-than-not criterion. We routinely assess realizability based on objectively-weighted, available positive and negative evidence.
We account for uncertainties in income taxes using a benefit recognition model with a two-step approach: a more-likely-than-not recognition criterion, and a measurement attribute that measures the position as the largest amount of tax benefit that is greater than a 50% likelihood of being realized upon ultimate settlement. If the benefit does not meet the more likely than not criteria for being sustained on its technical merits, no benefit will be recorded. Uncertain tax positions that relate only to timing of when an item is included on a tax return are considered to have met the recognition threshold.

DT Midstream, Inc.
Notes to Consolidated Financial Statements

The Separation – Tax Considerations
For period prior to the Separation, discussed at Note 1, "Description of the Business and Basis of Presentation", the income tax provision has been presented on a stand-alone basis as if we filed separate federal, state, local, and foreign income tax returns, referred to as the separate return method.
Tax Legislation
On July 8, 2022, the Commonwealth of Pennsylvania enacted House Bill (H.B.) 1342 which includes a corporate income tax rate reduction from 9.99% to 4.99% that will phase-in over a nine-year period.
Our total Income Tax Expense varied from the statutory federal income tax rate for the following reasons:

	Year Ended December 31,
	2023	2022	2021
	(millions)
Income Before Income Taxes	$500	$482	$422
Income tax expense at statutory rate	105	101	89
State and local income taxes, net of federal benefit	18	24	17
State tax rate changes	(18)	(25)	(3)
Other, net	(1)	—	1
Income Tax Expense	$104	$100	$104
Effective income tax rate	20.9%	20.7%	24.7%
Our 2023 effective tax rate includes the impact of state tax rate changes of an $18 million benefit driven by changes in tax status and updates to state apportionment which were completed in 2023 as a part of ongoing corporate tax structuring, simplification initiatives, and initial post-separation full-year tax return filings.
Our 2022 effective tax rate includes the impact of state tax rate changes of a $25 million benefit driven by the Pennsylvania legislative changes.
Components of Income Tax Expense were as follows:

	Year Ended December 31,
	2023	2022	2021
	(millions)
Current income tax expense
Federal	$(4)	$16	$1
State and other income tax	(2)	14	(1)
Total current income taxes	(6)	30	—
Deferred income tax expense
Federal	109	86	85
State and other income tax	1	(16)	19
Total deferred income tax	110	70	104
	$104	$100	$104
Deferred tax assets and liabilities are recognized for the estimated future tax effect of temporary differences between the tax basis of assets or liabilities and the reported amounts in our Consolidated Financial Statements. We believe it is more likely than not that we will generate sufficient taxable income in future periods to realize our deferred tax assets.

DT Midstream, Inc.
Notes to Consolidated Financial Statements

Deferred tax assets (liabilities) were comprised of the following:

	December 31,
	2023	2022
	(millions)
Deferred income tax balance components
Property, plant, and equipment	$(369)	$(336)
Federal net operating loss carry-forward	184	129
State and local net operating loss carry-forward, net of federal	102	79
Investment in equity method investees and partnerships	(979)	(811)
Other	31	16
Net deferred income tax asset / (liability)	$(1,031)	$(923)

Total deferred income tax assets and liabilities
Deferred income tax assets	$319	$234
Deferred income tax liabilities	(1,350)	(1,157)
Net deferred income tax asset / (liability)	$(1,031)	$(923)
We have recorded a deferred tax asset related to a federal net operating loss carry-forward of $184 million as of December 31, 2023. U.S. federal net operating losses will be available to be carried forward indefinitely and available to offset 80% of taxable income in future years.
We have recorded state and local deferred tax assets related to net operating loss carry-forwards of $102 million as of December 31, 2023. Of which, $97 million of the state and local net operating loss carry-forwards can be carried indefinitely and $5 million will expire from 2033 through 2042 and are available to offset varying amounts of taxable income in future years.
Uncertain Tax Positions
As of December 31, 2023 and 2022, we did not have any unrecognized tax benefits.
For periods prior to the Separation, we were a member of the consolidated tax return of DTE Energy. As of December 31, 2023, DTE Energy did not have any open tax years subject to examination by the Internal Revenue Service (IRS) for which DT Midstream is a member. DTE Energy also files in multiple states, the statutes of which are open to examination for various periods.
For periods after the Separation, our income tax returns remain subject to examination by federal, state, and local taxing jurisdictions.

DT Midstream, Inc.
Notes to Consolidated Financial Statements

NOTE 8 — EARNINGS PER SHARE AND DIVIDENDS
Basic earnings per share is calculated by dividing Net Income attributable to DT Midstream by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflect the dilution that would occur if any potentially dilutive instruments were exercised or converted into common shares, using the treasury stock method. Restricted stock units and performance share awards, including dividend equivalents on those grants, are potentially dilutive and, if dilutive, are included in the determination of weighted-average shares outstanding. Restricted stock units and performance share awards do not receive cash dividends, as such, these awards are not considered participating securities.
We issued 1,000 shares of common stock at $0.01 par value to its parent, a subsidiary of DTE Energy, in January 2021. Our Board of Directors authorized the issuance of an additional 96,731,466 common shares on June 30, 2021 for a total of 96,732,466 common shares issued and outstanding at the Separation date. This share amount is treated as issued and outstanding and utilized for the calculation of historical basic and diluted earnings per share for all periods prior to the Separation.
The following is a reconciliation of basic and diluted earnings per share:

	Year Ended December 31,
	2023	2022	2021
	(millions, except per share amounts)
Basic and Diluted Earnings per Common Share
Net Income Attributable to DT Midstream	$384	$370	$307
Average number of common shares outstanding — basic	96.9	96.7	96.7

Incremental shares attributable to:
Average dilutive restricted stock units and performance share awards	0.6	0.5	0.2
Average number of common shares outstanding — diluted	97.5	97.2	96.9

Basic Earnings per Common Share	$3.97	$3.83	$3.17
Diluted Earnings per Common Share	$3.94	$3.81	$3.16
We declared the following cash dividends:

Dividends Declared	Dividend Amount		Dividend Payment Date
(quarter ended)	(per-share)	(millions)
2021
September 30	$0.60	$58	October 2021
December 31	$0.60	$58	January 2022
2022
March 31	$0.64	$62	April 2022
June 30	$0.64	$62	July 2022
September 30	$0.64	$62	October 2022
December 31	$0.64	$62	January 2023
2023
March 31	$0.69	$67	April 2023
June 30	$0.69	$67	July 2023
September 30	$0.69	$67	October 2023
December 31	$0.69	$67	January 2024

DT Midstream, Inc.
Notes to Consolidated Financial Statements

NOTE 9 — FAIR VALUE
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date in a principal or most advantageous market. Fair value is a market-based measurement that is determined based on inputs, which refer broadly to assumptions that market participants use in pricing assets or liabilities. These inputs can be readily observable, market corroborated, or generally unobservable inputs. We make certain assumptions we believe that market participants would use in pricing assets or liabilities, including assumptions about risk, and the risks inherent in the inputs to valuation techniques. We believe we uses valuation techniques that maximize the use of observable market-based inputs and minimize the use of unobservable inputs.
A fair value hierarchy has been established that prioritizes the inputs to valuation techniques used to measure fair value in three broad levels. The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). In some cases, the inputs used to measure fair value might fall in different levels of the fair value hierarchy. All assets and liabilities are required to be classified in their entirety based on the lowest level of input that is significant to the fair value measurement in its entirety. Assessing the significance of a particular input may require judgment considering factors specific to the asset or liability and may affect the valuation of the asset or liability and its placement within the fair value hierarchy. We classify fair value balances based on the fair value hierarchy defined as follows:
•Level 1 — Consists of unadjusted quoted prices in active markets for identical assets or liabilities that we have the ability to access as of the reporting date.
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
Fair Value of Financial Instruments
The following table presents the carrying amount and fair value of financial instruments:

	December 31, 2023				December 31, 2022
	Carrying	Fair Value			Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3	Amount	Level 1	Level 2	Level 3
	(millions)
Cash equivalents (a)	$36	$—	$36	$—	$—	$—	$—	$—
Long-term notes receivable — related party	4	—	—	4	4	—	—	4
Short-term borrowings (a)	165	—	165	—	330	—	330	—
Long-term debt (b)	$3,065	$—	$2,850	$—	$3,059	$—	$2,701	$—
______________________________________
(a)Short-term borrowings and money market cash equivalents are stated at cost, which approximates fair value.
(b)Carrying value represents principal of $3,099 million, net of unamortized debt discounts and issuance costs.

DT Midstream, Inc.
Notes to Consolidated Financial Statements

NOTE 10 — DEBT
Amendments to Credit Agreement
In June 2023, we entered into an Amendment No. 2 to our Credit Agreement amending certain of the terms, including, among other things, the replacement of the interest rate provisions related to the Term Loan Facility from Eurodollar Rate to Term SOFR (as defined in the Credit Agreement).
In October 2022, we amended the Credit Agreement to increase the Revolving Credit Facility commitments by $250 million to aggregate commitments of $1.0 billion. The amendment also extended the Revolving Credit Facility maturity date to October 19, 2027, replaced the Revolving Credit Facility's LIBOR interest rate references with Term SOFR, and incorporated various amendments, including amendments to pricing, guarantee and collateral provisions, that will become effective if we receive an investment-grade rating from two of the three credit rating agencies.
Debt Issuances
In April 2022, we issued $600 million in aggregate principal amount of 4.300% senior secured notes due April 2032. The 2032 Notes are guaranteed by certain of our subsidiaries and secured by a first priority lien on certain assets of DT Midstream and our subsidiary guarantors that secure our existing credit facilities. The 2032 Notes have a security fall away provision where the collateral securing the notes will be released if we receive an investment-grade rating from two of the three credit rating agencies.
In June 2021, we issued the senior unsecured notes of $1.1 billion in aggregate principal amount due June 15, 2029 and $1.0 billion in aggregate principal amount due June 15, 2031.
Debt Redemptions
In April 2022, we used $593 million of the net proceeds from the sale of the 2032 Notes to make a partial repayment on the existing indebtedness under the Term Loan Facility. As a result, required quarterly principal payments were eliminated, and the remaining Term Loan Facility balance is not due until maturity in 2028. There were no prepayment costs in conjunction with the partial redemption of the Term Loan Facility. The early redemption resulted in a loss on extinguishment of debt of $9 million and loss on modification of debt of $4 million relating to the write-off of unamortized discount and issuance costs, which was recorded as a loss from financing activities in our Consolidated Statements of Operations for the year ended December 31, 2022.
Interest Expense
The following table summarizes our interest expense:

	Year Ended December 31,
	2023	2022	2021
	(millions)
Interest expense	$170	$142	$113
Capitalized interest	(20)	(5)	(1)
Total interest expense, net	$150	$137	$112

DT Midstream, Inc.
Notes to Consolidated Financial Statements

Long-Term Debt
The following is a summary of long-term debt:

			Maturity	December 31,	December 31,
Title	Type	Interest Rate	Date	2023	2022
				(millions)
2029 Notes	Senior Notes (a)	4.125%	2029	$1,100	$1,100
2031 Notes	Senior Notes (a)	4.375%	2031	1,000	1,000
2032 Notes	Senior Secured Notes (b)	4.300%	2032	600	600
Term Loan Facility	Term Loan Facility	Variable (c)	2028	399	399
Long-term debt principal				3,099	3,099
Unamortized debt discount				(2)	(3)
Unamortized debt issuance costs				(32)	(37)
Long-term debt, net				$3,065	$3,059
______________________________
(a) Interest payable semi-annually in arrears each June 15 and December 15.
(b) Interest payable semi-annually in arrears each April 15 and October 15.
(c) Variable rate is SOFR plus 2.11% for a one-month interest period as of December 31, 2023.

The following table presents scheduled debt maturities, excluding any unamortized discount on debt:

	2024	2025	2026	2027	2028 and Thereafter	Total
	(millions)
Debt maturities	$—	—	—	—	3,099	$3,099
Short-Term Credit Arrangements and Borrowings
The following table presents the availability under the Revolving Credit Facility:

December 31,
2023
(millions)
Total availability
Revolving Credit Facility, expiring October 2027	$1,000
Amounts outstanding
Revolving Credit Facility borrowings (a)	165
Letters of credit	16
181
Net availability	$819
______________________________
(a) The weighted average interest rate for Revolving Credit Facility borrowings outstanding is 6.72%.
Borrowings under the Revolving Credit Facility are used for general corporate purposes, acquisitions, and letter of credit issuances to support our operations and liquidity. In April 2023, certain letters of credit totaling $23 million were replaced with surety bonds. See Note 12, "Commitments and Contingencies" for additional information. Revolving Credit Facility related issuance and amendment costs, net of amortization, were $6 million and $8 million, as of December 31, 2023 and 2022, respectively. These costs are included in other noncurrent assets in our Consolidated Statements of Financial Position and are being amortized over the remaining term of the Revolving Credit Facility.

DT Midstream, Inc.
Notes to Consolidated Financial Statements

The Credit Agreement covering the Term Loan Facility and Revolving Credit Facility includes financial covenants that we must maintain. These covenants restrict the ability of DT Midstream and our subsidiaries to incur additional indebtedness and guarantee indebtedness, create or incur liens, engage in mergers, consolidations, liquidations or dissolutions, sell, transfer or otherwise dispose of assets, make investments, acquisitions, loans or advances, pay dividends and distributions or repurchase capital stock, prepay, redeem or repurchase certain junior indebtedness, enter into agreements that limit the ability of the restricted subsidiaries to make distributions to DT Midstream or the ability of DT Midstream and our restricted subsidiaries to incur liens on assets and enter into certain transactions with affiliates. The Term Loan Facility requires the maintenance of a minimum debt service coverage ratio of 1.1 to 1, and the Revolving Credit Facility requires maintenance of (i) a maximum consolidated net leverage ratio of 5 to 1, and (ii) a minimum interest coverage ratio of no less than 2.5 to 1. The debt service coverage ratio means the ratio of annual consolidated EBITDA to debt service, as defined in the Credit Agreement. The consolidated net leverage ratio means the ratio of net debt determined in accordance with GAAP to annual consolidated EBITDA. The interest coverage ratio means the ratio of annual consolidated EBITDA to annual interest expense, as defined in the Credit Agreement. The Credit Agreement definition of annual consolidated EBITDA excludes EBITDA from equity method investees, but includes dividends and distributions from equity method investees. As of December 31, 2023, the debt service coverage ratio, the consolidated net leverage ratio and the interest coverage ratio was 8.3 to 1, 2.4 to 1 and 7.8 to 1, respectively, and we were in compliance with these financial covenants.
Dividend Restrictions
The indenture governing the 2029 and 2031 Notes permits the payment of quarterly dividends on common stock in each fiscal year up to a dividend capacity calculated as defined in the indenture. For 2023, the dividend capacity remaining at year end was $356 million.
The Credit Agreement permits the payment of quarterly dividends on common stock in each fiscal year as long as giving pro forma effect thereto, we maintain a first lien net leverage ratio that does not exceed 3.25 to 1. We maintained such first lien net leverage ratio as of December 31, 2023.
NOTE 11 — LEASES
Lessee
Our leases are primarily comprised of equipment and buildings with terms ranging from approximately 3 to 11 years.
A lease exists when we have the right to control the use of identified property, plant or equipment, as conveyed through a contract, for a certain time period and consideration paid. The right to control is deemed to occur when we have the right to obtain substantially all of the economic benefits of the identified assets and the right to direct the use of such assets.
Lease liabilities are calculated utilizing a discount rate to determine the present values of lease payments. GAAP requires the use of the rate implicit in the lease if it is readily determinable. When the rate implicit in the lease is not readily determinable, the incremental borrowing rate is used. The incremental borrowing rate is based upon the rate of interest that would have been paid on a collateralized basis over similar contract terms to that of the leases. The incremental borrowing rates have been determined utilizing an implied secured borrowing rate based upon an unsecured rate for a similar time period of remaining lease terms, which is then adjusted for the estimated impact of collateral. We have leases with non-index-based escalation clauses for fixed dollar or percentage increases over the contract term.
We have certain leases which contain purchase options. Based upon the nature of the leased property and terms of the purchase options, we have determined it is not reasonably certain that such purchase options will be exercised. Thus, the impact of the purchase options has not been included in the determination of right-of-use assets and lease liabilities for the subject leases.
We have certain leases which contain renewal options. Where the renewal options were deemed reasonably certain to occur, the impacts of such options were included in the determination of the right-of-use assets and lease liabilities for the subject leases.
We have agreements with lease and non-lease components, which are generally accounted for separately. Consideration in a lease is allocated between lease and non-lease components based upon the estimated relative standalone prices.

DT Midstream, Inc.
Notes to Consolidated Financial Statements

The components of lease cost for the following years includes:

	Year Ended December 31,
	2023	2022	2021
	(millions)
Operating lease cost	$20	$20	$19
Short-term lease cost	3	3	1
	$23	$23	$20
Operating lease cost includes amortization of operating lease right-of-use assets and other related costs. We have elected not to apply the lease balance sheet recognition requirements to short-term leases with a term of 12 months or less. Operating and short-term lease costs are recorded to operation and maintenance in our Consolidated Statements of Operations.
Other relevant information related to leases for the following years includes:

	Year Ended December 31,
	2023	2022	2021
Supplemental Cash Flows Information	(millions, except years and percentages)
Cash paid for amounts included in the measurement of these liabilities:
Operating cash flows for operating leases	$21	$18	$19
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$25	$14	$9
Weighted Average Remaining Lease Term
Operating leases	4.4 years	4.0 years	4.4 years
Weighted Average Discount Rate
Operating leases	4.8%	3.5%	2.6%
Future minimum lease payments under leases for remaining periods as of December 31, 2023 are as follows:

Operating Leases
(millions)
2024	$15
2025	9
2026	7
2027	7
2028	2
2029 and thereafter	4
Total future minimum lease payments	44
Imputed interest	(4)
Lease liabilities	$40
Lessor
We lease assets under an operating lease for a pipeline which commenced in December 2018. The lease is comprised of fixed payments with a remaining term of 15 years. The operating lease does not have renewal provisions or options to purchase the assets at the end of the lease and does not have termination for convenience provisions. The lease term extends to the end of the estimated economic life of the leased assets, thereby resulting in no residual value.
A lease exists when we have provided other parties with the right to control the use of identified property, plant or equipment, as conveyed through a contract, for a certain time period and consideration received. The right to control is deemed to occur when we have provided other parties with the right to obtain substantially all of the economic benefits of the identified assets and the right to direct the use of such assets.

DT Midstream, Inc.
Notes to Consolidated Financial Statements

Fixed lease income associated with the operating lease was $7 million, $10 million, and $9 million for the years ended December 31, 2023, 2022 and 2021, respectively. Fixed lease income is reported in Operating revenues in our Consolidated Statements of Operations. Depreciation expense associated with the property under the operating lease was $3 million for each of the years ended December 31, 2023, 2022 and 2021.
Future minimum rental revenues for remaining periods as of December 31, 2023 are as follows:

Operating Lease
(millions)
2024	$9
2025	9
2026	9
2027	9
2028	9
2029 and thereafter	88
Total future minimum rental revenues	$133
Property under the operating lease is as follows:

	December 31,
	2023	2022
	(millions)
Gross property under operating leases	$58	$58
Accumulated amortization of property under operating leases	$15	$12
NOTE 12 — COMMITMENTS AND CONTINGENCIES
From time to time, we are subject to legal, administrative and environmental proceedings before various courts, arbitration panels and governmental agencies concerning claims arising in the ordinary course of business. These proceedings include certain contract disputes, additional environmental reviews and investigations, audits and pending judicial matters. We cannot predict the final disposition of such proceedings. We regularly review legal matters and records provisions for claims that we can estimate and are considered probable of loss. The amount or range of reasonably possible losses is not anticipated to, either individually or in the aggregate, materially adversely affect our business, financial condition and results of operations.
Guarantees
In certain limited circumstances, we enter into contractual guarantees. We may guarantee another entity's obligation in the event it fails to perform and may provide guarantees in certain indemnification agreements. We did not have any guarantees of other parties' obligations as of December 31, 2023.
Purchase Commitments
As of December 31, 2023, we were party to long-term purchase commitments relating to a variety of goods and services required for our business. We estimate lifetime purchase commitments of approximately $103 million, due in the periods shown below.

(millions)
2024	$14
2025	13
2026	12
2027	11
2028	11
2029 and thereafter	42
Total	$103

DT Midstream, Inc.
Notes to Consolidated Financial Statements

Surety Bonds
In certain limited circumstances, we enter into contracts that require us to obtain external surety bonds to secure our payment and performance. We agree to indemnify the issuers of these surety bonds for amounts, if any, paid by them under these agreements. In the event that any surety bonds are called for non-performance, we would be obligated to reimburse the issuer of the surety bond. The maximum potential indemnification under our surety bond agreements as of December 31, 2023 is $32 million.
Vector Line of Credit
We are the lender under a revolving term credit facility to Vector, the borrower, in the amount of Canadian $70 million. The credit facility was executed in response to the passage of Canadian regulations requiring oil and gas pipelines to demonstrate their financial ability to respond to a catastrophic event and exists for the sole purpose of satisfying these regulations. Vector may only draw upon the facility if the funds are required to respond to a catastrophic event. The maximum potential payout as of December 31, 2023 is USD $53 million. The funding of a loan under the terms of the revolving term credit facility is considered remote.
Contingent Liability
In order to comply with certain state environmental regulations, we have an obligation to restore pipeline right-of-way slope failures that may arise in the ordinary course of business in the Utica and Marcellus formations. We conducted an evaluation, which was prioritized based on the severity and proximity of remaining locations, and used updated cost information to assess the adequacy of the estimate for the contingent liability accrual. Based on this evaluation, we recorded a reduction to the contingent liability accrual and decrease to operation and maintenance expense of $6 million during the year ended December 31, 2023. As of December 31, 2023 and 2022, we had accrued contingent liabilities of $13 million and $19 million, respectively, for future slope restoration expenditures. The accrual is included in other current liabilities and other liabilities in the Consolidated Statements of Financial Position. While restoration and continued evaluation is ongoing, we believe the accrued amounts are sufficient to cover estimated future expenditures.
NOTE 13 — STOCK-BASED COMPENSATION AND DEFINED CONTRIBUTION PLANS
The DT Midstream, Inc. Long-Term Incentive Plan ("DT Midstream Plan") permits the grant of incentive and nonqualified stock options, stock appreciation rights, restricted stock awards and restricted stock units, performance share awards, and performance units to employees, consultants and members of DT Midstream's Board of Directors. As a result of a restricted stock award grant, restricted stock unit or performance share award settlement, or by exercise of a stock option, we may issue common stock from our authorized but unissued common stock and/or from outstanding common stock acquired by or on behalf of DT Midstream in the participant's name. The DT Midstream Plan began on the Separation date. Key provisions of the DT Midstream Plan are:
•Authorized limit as of December 31, 2023 was 6,500,000 shares of common stock. The authorized limit increases annually on January 1 by the lesser of 1,750,000 shares of common stock or the amount determined by the DT Midstream Board of Directors.
•Prohibits the grant of a stock option with an exercise price that is less than the fair market value of DT Midstream's stock on the grant date.
Prior to the Separation, our employees participated in DTE Energy's Long-Term Incentive Plan. At the Separation, outstanding DT Midstream employee restricted stock awards and performance share awards were modified or settled as follows:
•DTE Energy restricted stock awards were converted into DT Midstream restricted stock units;
•Unsettled DTE Energy performance share awards were converted into DT Midstream performance share awards.

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
Prior to the Separation, we received an allocation of costs from DTE Energy associated with stock-based compensation. Allocated costs for the first six months of 2021 are included in the table below. No costs were allocated after July 1, 2021. The following table summarizes our stock-based compensation expense and the related income tax benefit:

	Year Ended December 31,
	2023	2022	2021
	(millions)
Stock-based compensation expense	$20	$17	$12
Tax benefit	$5	$4	$3
Restricted Stock Units
Restricted stock units granted under the DT Midstream Plan are for a specified number of shares of DT Midstream common stock that entitle the holder to receive common stock, a cash payment, or a combination thereof at the end of the specified vesting period, which is generally three or four years. Restricted stock units are deemed to be equity awards. The fair value of restricted stock units is based on DT Midstream's closing common stock price on the grant date. The fair value is amortized to stock-based compensation expense using a graded vesting schedule over the vesting period. Restricted stock units are settled with DT Midstream common stock and fractional shares are settled in cash.
During the vesting period, the number of restricted stock units granted will increase, assuming full dividend reinvestment on each dividend payment date. The recipient of a restricted stock unit has no shareholder rights during the vesting period. Restricted stock units are nontransferable and subject to risk of forfeiture during the vesting period. Forfeitures are recognized in the period they occur.
The following table summarizes restricted stock unit activity for the year ended December 31, 2023:

	Restricted Stock Units	Weighted- Average Grant Date Fair Value
	(thousands)	(per share)
Nonvested as of December 31, 2022	468	$43.28
Granted (a)	103	51.28
Forfeited	(5)	47.80
Vested	(149)	41.52
Nonvested as of December 31, 2023	417	$45.68
_____________________________________
(a)Includes initial grants and dividends reinvested.

The weighted-average grant date fair value of restricted stock units granted, excluding dividends reinvested, during the years ended December 31, 2023 and 2022 was $52.66 and $52.25, respectively. No restricted stock units were granted during the year ended December 31, 2021. The intrinsic value of restricted stock units vested and issued during the years ended December 31, 2023, 2022 and 2021 was $8 million, $3.3 million, and $0.1 million, respectively.

DT Midstream, Inc.
Notes to Consolidated Financial Statements

Performance Share Awards
Performance share awards granted under the DT Midstream Plan are for a specified number of shares of DT Midstream common stock that entitle the holder to receive common stock, a cash payment, or a combination thereof at the end of the specified vesting period, which is generally three years. Performance share awards are deemed to be equity awards. Performance share stock-based compensation expense is accrued over the vesting period based on the grant date fair value calculated using: (i) DT Midstream's closing common stock price on the grant date; (ii) the grant date fair value of the market condition; and (iii) the probable achievement of performance objectives. For the performance share awards converted at the Separation, the grant date fair value was based on DTE Energy's stock price and market conditions at grant date. The number of shares issued at settlement is determined based on market conditions and the achievement of certain DT Midstream performance objectives. Performance share awards are settled with DT Midstream common stock and fractional shares are settled in cash.
During the vesting period, the number of performance share awards granted will increase, assuming full dividend reinvestment on each dividend payment date. The recipient of a performance share award has no shareholder rights during the vesting period. Performance share awards are nontransferable and are subject to risk of forfeiture during the vesting period. Forfeitures are recognized in the period they occur.
The following table summarizes performance share award activity for the year ended December 31, 2023:

	Performance Share Awards	Weighted- Average Grant Date Fair Value
	(thousands)	(per share)
Nonvested as of December 31, 2022	409	$56.55
Granted (a)	334	59.02
Forfeited	(19)	62.31
Settled	(167)	34.83
Nonvested as of December 31, 2023	557	$64.36
_____________________________________
(a)Includes initial grants, dividends reinvested and shares added for achievement of final performance objectives on settled awards.
The weighted-average grant date fair value of performance share awards granted, excluding dividends reinvested, during the years ended December 31, 2023 and 2022 was $53.74 and $72.97, respectively. The intrinsic value of performance share awards settled during the years ended December 31, 2023 and 2022 was $9 million and $4 million, respectively. No performance share awards were granted or settled by DT Midstream during the year ended December 31, 2021.
Unrecognized Compensation Costs
As of December 31, 2023, we had $23 million of total unrecognized compensation costs related to non-vested stock incentive plan arrangements. The cost is expected to be recognized over a weighted-average period of 1.67 years.
Defined Contribution Plans
We sponsor defined contribution retirement savings plans, and participation in one of these plans is available to substantially all employees. We match employee contributions up to certain predefined and Internal Revenue Service limits based on eligible compensation and each employee's contribution rate, and contributes additional amounts in lieu of traditional pension and post-employment healthcare benefits. Prior to the Separation, we participated in the defined contribution retirement savings plans of DTE Energy. DT Midstream's cost for these plans was $7 million, $5 million and $3 million for the years ended December 31, 2023, 2022 and 2021, respectively.

DT Midstream, Inc.
Notes to Consolidated Financial Statements

NOTE 14 — SEGMENT AND RELATED INFORMATION
We set strategic goals, allocate resources, and evaluate performance based on the following structure:
The Pipeline segment owns and operates interstate and intrastate natural gas pipelines, storage systems, and natural gas gathering lateral pipelines. The Pipeline segment also has interests in equity method investees that own and operate interstate natural gas pipelines. The segment is engaged in the transportation and storage of natural gas for intermediate and end user customers. During the three months ended March 31, 2023, we completed the conversion of the Michigan System from gathering to dry gas transmission service and began providing services under a new long-term dry gas transmission contract. For the year ended December 31, 2023, the Michigan System financial results are presented in the Pipeline segment. The prior years' comparative activity was for gathering services and therefore was not revised from presentation in the Gathering segment.
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
Inter-segment billing for goods and services exchanged between segments is based upon contracted prices of the provider. Inter-segment billings were not significant for the years ended December 31, 2023, 2022 and 2021.
Financial data for our business segments follows:

	Year Ended December 31, 2023
	Pipeline	Gathering	Eliminations	Total
	(millions)
Operating revenues	$377	$545	$—	$922
Operation and maintenance	55	190	—	245
Depreciation and amortization	69	113	—	182
Taxes other than income	15	13	—	28
Asset (gains) losses and impairments, net	(4)	—	—	(4)
Operating Income	242	229	—	471
Interest expense	55	95	—	150
Interest income	(1)	—	—	(1)
Earnings from equity method investees	(177)	—	—	(177)
Other (income) and expense	—	(1)	—	(1)
Income Tax Expense	75	29	—	104
Net Income	290	106	—	396
Less: Net Income Attributable to Noncontrolling Interests	12	—	—	12
Net Income Attributable to DT Midstream	$278	$106	$—	$384

Capital expenditures	$255	$517	$—	$772

	December 31, 2023
Investments in equity method investees	$1,762	$—	$—	$1,762
Goodwill	53	420	—	473
Total Assets	$4,439	$4,543	$—	$8,982

DT Midstream, Inc.
Notes to Consolidated Financial Statements

	Year Ended December 31, 2022
	Pipeline	Gathering	Eliminations	Total
	(millions)
Operating revenues	$339	$581	$—	$920
Operation and maintenance	54	213	—	267
Depreciation and amortization	63	107	—	170
Taxes other than income	14	14	—	28
Asset (gains) losses and impairments, net	(6)	(17)	—	(23)
Operating Income	214	264	—	478
Interest expense	57	80	—	137
Interest income	(1)	(2)	—	(3)
Earnings from equity method investees	(150)	—	—	(150)
Loss from financing activities	6	7	—	13
Other (income) and expense	—	(1)	—	(1)
Income Tax Expense	62	38	—	100
Net Income	240	142	—	382
Less: Net Income Attributable to Noncontrolling Interests	12	—	—	12
Net Income Attributable to DT Midstream	$228	$142	$—	$370

Capital expenditures and acquisitions	$638	$252	$—	$890

	December 31, 2022
Investments in equity method investees	$2,200	$—	$—	$2,200
Goodwill	53	420	—	473
Total Assets	$4,625	$4,208	$—	$8,833

	Year Ended December 31, 2021
	Pipeline	Gathering	Eliminations	Total
	(millions)
Operating revenues	$307	$534	$(1)	$840
Operation and maintenance	59	173	(1)	231
Depreciation and amortization	63	103	—	166
Taxes other than income	13	11	—	24
Asset (gains) losses and impairments, net	—	17	—	17
Operating Income	172	230	—	402
Interest expense	51	61	—	112
Interest income	(1)	(3)	—	(4)
Earnings from equity method investees	(126)	—	—	(126)
Other (income) and expense	(3)	1	—	(2)
Income Tax Expense	62	42	—	104
Net Income	189	129	—	318
Less: Net Income Attributable to Noncontrolling Interests	11	—	—	11
Net Income Attributable to DT Midstream	$178	$129	$—	$307

Capital expenditures	$20	$120	$—	$140

	December 31, 2021
Investments in equity method investees	$1,691	$—	$—	$1,691
Goodwill	53	420	—	473
Total Assets	$4,165	$4,001	$—	$8,166

DT Midstream, Inc.
Notes to Consolidated Financial Statements

NOTE 15 — RELATED PARTY TRANSACTIONS
Transactions between DT Midstream and DTE Energy prior to the Separation, as well as all transactions between DT Midstream and our equity method investees, have been presented as related party transactions in the accompanying Consolidated Financial Statements.
Prior to the Separation, DTE Energy and its subsidiaries provided physical operations, maintenance, and technical support pursuant to an operating agreement for our facilities. We also utilized various services performed by DTE Energy and its subsidiaries including marketing and capacity optimization services.
Prior to the Separation, interest expense recorded in the Consolidated Statements of Operations was primarily related to interest on the Short-term borrowings due to DTE Energy, amounts of which are shown in the table below. The working capital loan agreement had an interest rate of 3.3% for 2021 and a term of one year. No interest expense on Short-term borrowings due to DTE Energy was incurred after the Separation.
In June 2021, we made the following cash payments:
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
The following is a summary of our balances with related parties:

	December 31,
	2023	2022
	(millions)
Notes receivable from Vector — long-term	$4	$4
Current Liabilities — Other	1	3
The following is a summary of our transactions with related parties:

	Year Ended December 31,
	2023	2022	2021
	(millions)
Revenues
Pipeline	$—	$—	$5
Gathering	—	—	10
Other Costs
Interest income	—	—	(5)
Interest expense	—	—	43
Operation and maintenance and Other expense	(1)	(1)	43
Other
Notes receivable (due from) repaid by DTE Energy	—	—	263
Short-term borrowings (repayment of borrowings) from DTE Energy	—	—	(3,175)
Dividend to DTE Energy	—	—	(501)
Contributions from DTE Energy	—	—	110
Non-cash distributions to DTE Energy	—	—	(10)

DT Midstream, Inc.
Notes to Consolidated Financial Statements

NOTE 16 — SUBSEQUENT EVENT
Dividend Declaration
On February 16, 2024, we announced that our Board of Directors declared a quarterly dividend of $0.735 per share of common stock. The dividend is payable to stockholders of record as of March 18, 2024 and is expected to be paid on April 15, 2024.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
(a) Evaluation of disclosure controls and procedures
Management of DT Midstream carried out an evaluation, under the supervision and with the participation of DT Midstream's Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of DT Midstream's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2023, which is the end of the period covered by this report. Based on this evaluation, DT Midstream's CEO and CFO have concluded that such disclosure controls and procedures are effective in providing reasonable assurance that information required to be disclosed by DT Midstream in reports that it files or submits under the Exchange Act (i) is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms and (ii) is accumulated and communicated to DT Midstream's management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Due to the inherent limitations in the effectiveness of any disclosure controls and procedures, management cannot provide absolute assurance that the objectives of our disclosure controls and procedures will be attained.
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
Management of DT Midstream has assessed the effectiveness of DT Midstream’s internal control over financial reporting as of December 31, 2023. In making this assessment, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013). Based on this assessment, DT Midstream's management concluded that, as of December 31, 2023, DT Midstream’s internal control over financial reporting was effective.
The effectiveness of DT Midstream's internal control over financial reporting as of December 31, 2023 has been audited by PricewaterhouseCoopers, LLP, an independent registered public accounting firm who also audited DT Midstream's financial statements, as stated in their report which appears herein.
(c) Changes in internal control over financial reporting
No changes in our internal control over financial reporting during the quarter ended December 31, 2023 have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
During the three months ended December 31, 2023, none of the Company’s directors or executive officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of the Company’s common stock that was intended to satisfy the affirmative defense conditions of Exchange Act Rule 10b5-1(c) or any "non-Rule 10b5-1 trading arrangement."
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
Information required of DT Midstream by Part III (Items 10, 11, 12, 13 and 14) of this Form 10-K is incorporated by reference from DT Midstream's definitive Proxy Statement for our 2024 Annual Meeting of Common Shareholders to be held May 10, 2024. The Proxy Statement will be filed with the SEC pursuant to Regulation 14A not later than 120 days after the end of DT Midstream's fiscal year covered by this report on Form 10-K, all of which information is hereby incorporated by reference in, and made part of, this Form 10-K.

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
(a)Consolidated Financial Statements. See "Item 8—Financial Statements."
(b)Financial Statement Schedules. Financial statement schedules listed under the SEC rules are omitted because they are not applicable, or the required information is provided in the Notes to Consolidated Financial Statements in Item 8 of this Form 10-K.
(c)Exhibits.

Exhibit Number	Description
(i) Exhibits filed herewith:

4.1	Description of Securities

10.1*	Form of Amended and Restated Change-In-Control Severance Agreement

19.1	DT Midstream, Inc. Insider Trading Policy

21.1	Subsidiaries of DT Midstream, Inc.

23.1	Consent of PricewaterhouseCoopers LLP

31.1	Chief Executive Officer Section 302 Form 10-K Certification of Periodic Report

31.2	Chief Financial Officer Section 302 Form 10-K Certification of Periodic Report

95.1	Mine Safety Disclosure

97.1	DT Midstream, Inc. Clawback Policy

101.INS	XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Database

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

(ii) Exhibits furnished herewith:

32.1	Chief Executive Officer Section 906 Form 10-K Certification of Periodic Report

32.2	Chief Financial Officer Section 906 Form 10-K Certification of Periodic Report

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

10.6	DT Midstream, Inc. Long-Term Incentive Plan (incorporated by reference to Exhibit 10.4 to DT Midstream’s Registration Statement on Form 10-12B (File No. 001-40392), filed on May 7, 2021)

10.7	DT Midstream, Inc. Supplemental Savings Plan (incorporated by reference to Exhibit 10.1 to DT Midstream’s Annual Report on Form 10-K filed on February 16, 2023)

10.8	Form of Severance Agreement (incorporated by reference to Exhibit 10.5 to DT Midstream’s Current Report on Form 8-K filed on July 1, 2021)

10.9	DT Midstream, Inc. Annual Incentive Plan (incorporated by reference to Exhibit 10.6 to DT Midstream’s Current Report on Form 8-K filed on July 1, 2021)

10.10
Purchase Agreement, dated as of May 25, 2021, among DT Midstream, Inc., Barclays Capital Inc., as representative of the initial purchasers named therein, and the guarantors party thereto (incorporated by reference to Exhibit 10.5 to Amendment No. 2 to DT Midstream’s Registration Statement on Form 10-12B (File No. 001-40392), filed on May 26, 2021)

10.11
First Incremental Revolving Facility Amendment and Amendment No. 1 to Credit Agreement and Collateral Agreement, by and among DT Midstream, Inc., the lenders and letter of credit issuers party thereto and Barclays Bank PLC, as administrative agent and collateral agent, dated as of October 19, 2022 (incorporated by reference to Exhibit 10.1 to DT Midstream's Current Report on Form 8-K filed on October 20, 2022)

10.12
Amendment No. 2 to Credit Agreement, by and between DT Midstream, Inc., and Barclay's Bank PLC, as administrative agent and collateral agent, dated as of June 27, 2023 (incorporated by reference to Exhibit 10.1 to DT Midstream's Current Report on Form 8-K filed on June 29, 2023)

* Certain portions of this exhibit have been redacted pursuant to Item 601(b)(10)(iv) of Regulation S-K. The registrant agrees to furnish supplementally an unredacted copy of the exhibit to the Securities and Exchange Commission upon its request

Item 16. Form 10-K Summary
None.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, DT Midstream, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	February 16, 2024
DT MIDSTREAM, INC.
(Registrant)

		By:	/S/ DAVID J. SLATER
David J. Slater President and Chief Executive Officer of DT Midstream, Inc.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of DT Midstream, Inc. and in the capacities and on the date indicated.

By:	/S/ DAVID J. SLATER	By:	/S/ JEFFREY A. JEWELL
	David J. Slater President, Chief Executive Officer, and Director (Principal Executive Officer)		Jeffrey A. Jewell Executive Vice President, Chief Financial and Accounting Officer (Principal Financial and Accounting Officer)

By:	/S/ ROBERT C. SKAGGS, JR.	By:	/S/ ANGELA ARCHON
	Robert C. Skaggs, Jr.		Angela Archon, Director
Chairman of the Board, and Director

By:	/S/ STEPHEN BAKER	By:	/S/ ELAINE PICKLE
	Stephen Baker, Director		Elaine Pickle, Director

By:	/S/ PETER TUMMINELLO	By:	/S/ DWAYNE WILSON
	Peter Tumminello, Director		Dwayne Wilson, Director

Date: February 16, 2024