Form 10-Q
period 2024-03-31
DT Midstream, Inc.
filed 2024-04-30
CIK 1842022

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period ended March 31, 2024
Or
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒
Number of shares of common stock outstanding as of March 31, 2024:

Description	Shares
Common stock, par value $0.01	97,109,100

1

2

DEFINITIONS
Unless the context otherwise requires, references to "we," "us," "our," "Registrant," or the "Company" and words of similar importance refer to DT Midstream and, unless otherwise specified, our consolidated subsidiaries and our unconsolidated joint ventures. As used in this Form 10-Q, the terms and definitions below have the following meanings:

Appalachia Gathering	A 149-mile gathering system delivering Marcellus shale natural gas to the Texas Eastern Pipeline and Stonewall

ASC 606	The Accounting Standards Codification of Revenue from Contracts with Customers issued by the FASB

ASU	Accounting Standards Update issued by the FASB

Bcf	Billion cubic feet of natural gas

Bcf/d	Billion cubic feet of natural gas per day

Bluestone	A 65-mile gathering lateral pipeline and two compression facilities delivering Marcellus shale natural gas to Millennium and the Tennessee Pipeline

Blue Union Gathering	A 424-mile gathering system delivering shale natural gas from the Haynesville formation of Louisiana to markets in the Gulf Coast region

Columbia Pipeline	Columbia Gas Transmission, LLC, owned by TC Energy Corporation and Global Infrastructure Partners

Credit Agreement	DT Midstream's credit agreement provides for the Term Loan Facility and Revolving Credit Facility

DT Midstream	DT Midstream, Inc. and our consolidated subsidiaries

ETR	Effective tax rate

FASB	Financial Accounting Standards Board

FERC	Federal Energy Regulatory Commission

GAAP	Generally Accepted Accounting Principles in the United States

Generation	A 25-mile intrastate pipeline in northern Ohio and owned by NEXUS

GHG	Greenhouse gas

Haynesville System	Pipeline and gathering system which is comprised of LEAP, Blue Union Gathering and associated facilities

Inflation Reduction Act	The Inflation Reduction Act of 2022 (H.R. 5374)

LEAP	Louisiana Energy Access Project, a 210-mile gathering lateral pipeline delivering Haynesville shale natural gas to markets in the Gulf Coast region

LNG	Liquefied natural gas

Michigan System	A 335-mile pipeline system in northern Michigan

Millennium
Millennium Pipeline Company, LLC, a joint venture that owns a 263-mile interstate transportation pipeline and compression facilities serving markets in the northeast and supply from the northeast Marcellus region, in which DT Midstream owns a 52.5% interest

MVC	Minimum volume commitment

NEXUS
NEXUS Gas Transmission, LLC, a joint venture that owns (i) a 256-mile interstate transportation pipeline and three compression facilities transporting Utica and Marcellus shale natural gas to Ohio, Michigan and Ontario market centers and (ii) Generation, in which DT Midstream owns a 50% interest

Ohio Utica Gathering	A 20-mile gathering system, including compression and dehydration facilities, delivering Utica shale natural gas from producer wells to a nearby processing plant

Revolving Credit Facility	DT Midstream's secured revolving credit facility issued under the Credit Agreement

DEFINITIONS

SEC	Securities and Exchange Commission

SOFR	Secured Overnight Financing Rate

South Romeo	South Romeo Gas Storage Company, LLC, a joint venture which owns the Washington 28 Storage Complex, in which DT Midstream owns a 50% interest

Southwestern Energy	Southwestern Energy Company and/or its affiliates

Stonewall	A 68-mile gathering lateral pipeline delivering Marcellus and Utica shale natural gas to the Columbia Pipeline, in which DT Midstream owns an 85% interest

Susquehanna Gathering	A 198-mile gathering system delivering Marcellus shale natural gas to Bluestone

Tennessee Pipeline	Tennessee Gas Pipeline Company, LLC, owned by Kinder Morgan, Inc.

Term Loan Facility	DT Midstream's term loan facility issued under the Credit Agreement

Texas Eastern Pipeline	Texas Eastern Transmission, LP, owned by Enbridge Inc.

U.S.	United States of America

USD	United States Dollar ($)

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

FILING FORMAT

This Form 10-Q should be read in its entirety. This Form 10-Q should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements and with Management's Discussion and Analysis included in DT Midstream's 2023 Annual Report on Form 10-K.

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
•the effects of future litigation; and
•the risks described in our Annual Report on Form 10-K for the year ended December 31, 2023 and our reports and registration statements filed from time to time with the SEC.
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

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements

DT Midstream, Inc.
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended
	March 31,
	2024	2023
	(millions, except per share amounts)
Revenues
Operating revenues	$240	$220
Operating Expenses
Operation and maintenance	54	58
Depreciation and amortization	50	43
Taxes other than income	12	9
Operating Income	124	110
Other (Income) and Deductions
Interest expense	40	38
Interest income	(1)	—
Earnings from equity method investees	(46)	(50)
Other (income) and expense	—	(1)
Income Before Income Taxes	131	123
Income Tax Expense	31	39
Net Income	100	84
Less: Net Income Attributable to Noncontrolling Interests	3	3
Net Income Attributable to DT Midstream	$97	$81

Basic Earnings per Common Share
Net Income Attributable to DT Midstream	$1.00	$0.84

Diluted Earnings per Common Share
Net Income Attributable to DT Midstream	$0.99	$0.84

Weighted Average Common Shares Outstanding
Basic	97.0	96.8
Diluted	97.7	97.4

See Notes to Consolidated Financial Statements (Unaudited)

DT Midstream, Inc.
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended
	March 31,
	2024	2023
	(millions)
Net Income	$100	$84
Foreign currency translation and unrealized gain on derivatives, net of tax	—	1
Other comprehensive income	—	1
Comprehensive income	100	85
Less: Comprehensive income attributable to noncontrolling interests	3	3
Comprehensive Income Attributable to DT Midstream	$97	$82

See Notes to Consolidated Financial Statements (Unaudited)

DT Midstream, Inc.
Consolidated Statements of Financial Position
(Unaudited)

	March 31,	December 31,
	2024	2023
	(millions)
ASSETS
Current Assets
Cash and cash equivalents	$41	$56
Accounts receivable (net of $— allowance for expected credit loss for each period end)	136	154
Deferred property taxes	24	31
Taxes receivable	14	15
Prepaid expenses and other	14	16
	229	272
Investments
Investments in equity method investees	1,735	1,762

Property
Property, plant, and equipment	5,359	5,282
Accumulated depreciation	(884)	(848)
	4,475	4,434
Other Assets
Goodwill	473	473
Long-term notes receivable — related party	4	4
Operating lease right-of-use assets	50	38
Intangible assets, net	1,953	1,968
Other	32	31
	2,512	2,514
Total Assets	$8,951	$8,982

See Notes to Consolidated Financial Statements (Unaudited)

DT Midstream, Inc.
Consolidated Statements of Financial Position
(Unaudited)

	March 31,	December 31,
	2024	2023
	(millions, except shares)
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$68	$94
Short-term borrowings	55	165
Operating lease liabilities	15	13
Dividends payable	71	67
Interest payable	38	10
Property taxes payable	32	34
Accrued compensation	6	18
Contract liabilities	21	18
Other	16	15
	322	434

Long-Term Debt, net	3,067	3,065

Other Liabilities
Deferred income taxes	1,060	1,031
Operating lease liabilities	38	27
Contract liabilities	125	111
Other	33	34
	1,256	1,203
Total Liabilities	4,645	4,702

Commitments and Contingencies (Note 10)

Stockholders' Equity
Preferred stock ($0.01 par value, 50,000,000 shares authorized, and no shares issued or outstanding as of March 31, 2024 and December 31, 2023)	—	—
Common stock ($0.01 par value, 550,000,000 shares authorized, and 97,109,100 and 96,971,021 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively)	1	1
Additional paid-in capital	3,487	3,485
Retained earnings	686	661
Accumulated other comprehensive income (loss)	(8)	(8)
Total DT Midstream Equity	4,166	4,139
Noncontrolling interests	140	141
Total Equity	4,306	4,280
Total Liabilities and Equity	$8,951	$8,982

See Notes to Consolidated Financial Statements (Unaudited)

DT Midstream, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	March 31,
	2024	2023
	(millions)
Operating Activities
Net Income	$100	$84
Adjustments to reconcile Net Income to Net cash and cash equivalents from operating activities:
Depreciation and amortization	50	43
Stock-based compensation	5	5
Amortization of operating lease right-of-use assets	4	5
Deferred income taxes	29	36
Earnings from equity method investees	(46)	(50)
Dividends from equity method investees	47	68
Changes in assets and liabilities:
Accounts receivable, net	19	39
Accounts payable	(6)	(8)
Interest payable	28	29
Contract liabilities	17	4
Other current and noncurrent assets and liabilities	(6)	(11)
Net cash and cash equivalents from operating activities	241	244
Investing Activities
Plant and equipment expenditures	(98)	(228)
Distributions from equity method investees	28	14
Contributions to equity method investees	(1)	(2)
Net cash and cash equivalents from (used for) investing activities	(71)	(216)
Financing Activities
Borrowings under the Revolving Credit Facility	50	195
Repayment of borrowings under the Revolving Credit Facility	(160)	(115)
Distributions to noncontrolling interests	(4)	(8)
Dividends paid on common stock	(67)	(62)
Other financing activities	(4)	(4)
Net cash and cash equivalents from (used for) financing activities	(185)	6
Net Increase (Decrease) in Cash and Cash Equivalents	(15)	34
Cash and Cash Equivalents at Beginning of Period	56	61
Cash and Cash Equivalents at End of Period	$41	$95

Supplemental disclosure of cash information
Cash paid for:
Interest, net of interest capitalized	$10	$6
Income taxes	2	—
Supplemental disclosure of non-cash investing and financing activities
Plant and equipment expenditures in accounts payable and other accrued liabilities	$60	$95

See Notes to Consolidated Financial Statements (Unaudited)

DT Midstream, Inc.
Consolidated Statements of Changes in Stockholders' Equity
(Unaudited)

			Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests
	Common Stock
	Shares	Amount					Total
	(dollars in millions, shares in thousands)
Balance, December 31, 2023	96,971	$1	$3,485	$661	$(8)	$141	$4,280
Net Income	—	—	—	97	—	3	100
Dividends declared on common stock ($0.735 per common share)	—	—	—	(71)	—	—	(71)
Distributions to noncontrolling interests	—	—	—	—	—	(4)	(4)
Stock-based compensation	138	—	2	(1)	—	—	1
Balance, March 31, 2024	97,109	$1	$3,487	$686	$(8)	$140	$4,306

			Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests
	Common Stock
	Shares	Amount					Total
	(dollars in millions, shares in thousands)
Balance, December 31, 2022	96,755	$1	$3,469	$547	$(10)	$147	$4,154
Net Income	—	—	—	81	—	3	84
Dividends declared on common stock ($0.69 per common share)	—	—	—	(67)	—	—	(67)
Distributions to noncontrolling interests	—	—	—	—	—	(8)	(8)
Stock-based compensation	135	—	1	—	—	—	1
Other comprehensive income, net of tax	—	—	—	—	1	—	1
Balance, March 31, 2023	96,890	$1	$3,470	$561	$(9)	$142	$4,165

See Notes to Consolidated Financial Statements (Unaudited)

DT Midstream, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

NOTE 1 — DESCRIPTION OF THE BUSINESS AND BASIS OF PRESENTATION
Description of the Business
DT Midstream is an owner, operator, and developer of an integrated portfolio of natural gas midstream assets. We provide multiple, integrated natural gas services to customers through two segments: (i) Pipeline, which includes interstate pipelines, intrastate pipelines, storage systems, gathering lateral pipelines including related treatment plants and compression and surface facilities, and (ii) Gathering, which includes gathering systems, related treatment plants, and compression and surface facilities. Our Pipeline segment also includes joint venture interests in equity method investees which own and operate interstate pipelines that connect to our wholly owned assets.
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
In DT Midstream's opinion, the accompanying unaudited Consolidated Financial Statements include all adjustments, consisting of normal recurring adjustments, necessary to present a fair statement of our financial position as of March 31, 2024, results of operations for the three months ended March 31, 2024 and 2023, statement of changes in stockholders' equity for the three months ended March 31, 2024 and 2023, and cash flows for the three months ended March 31, 2024 and 2023. The balance sheet as of December 31, 2023 was derived from audited annual financial statements but does not include all disclosures required by GAAP. Financial results for this interim period are not necessarily indicative of results that may be expected for any other interim period or for the year ending December 31, 2024. The Consolidated Financial Statements should be read in conjunction with DT Midstream's Consolidated Financial Statements and Notes to Consolidated Financial Statements included in DT Midstream's 2023 Annual Report on Form 10-K.
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

DT Midstream, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

The following table summarizes the major line items in the Consolidated Statements of Financial Position for consolidated VIEs as of March 31, 2024 and December 31, 2023. All assets and liabilities of a consolidated VIE are included in the table when it has been determined that a consolidated VIE has either (1) assets that can be used only to settle obligations of the VIE or (2) liabilities for which creditors do not have recourse to the general credit of the primary beneficiary. The assets and liabilities of consolidated VIEs that meet the definition of a business and whose assets can be used for purposes other than the settlement of the VIEs' obligations have been excluded from the table below.

	March 31,	December 31,
	2024	2023
	(millions)
ASSETS (a)
Cash	$13	$13
Accounts receivable	10	10
Other current assets	1	2
Intangible assets, net	479	483
Property, plant and equipment, net	388	391
Goodwill	25	25
	$916	$924

LIABILITIES (a)
Accounts payable and other current liabilities	$4	$4
Other noncurrent liabilities	3	3
	$7	$7
_____________________________________
(a)Amounts shown are 100% of the consolidated VIEs' assets and liabilities.
Related Parties
Transactions between DT Midstream and our equity method investees have been presented as related party transactions in the accompanying Consolidated Financial Statements.
Equity Method Investments
Non-controlled investments are accounted for using the equity method of accounting when we are able to significantly influence the operating policies of the investee. Under the equity method of accounting, investments are recorded at historical cost as an asset and adjusted for capital contributions, dividends and distributions received, and our share of the investee's earnings or losses, which are recorded as earnings from equity method investees on the Consolidated Statements of Operations. Our equity method investments are periodically evaluated for certain factors that may be indicative of other-than-temporary impairment. As of March 31, 2024 and December 31, 2023, our carrying amounts of investments in equity method investees exceeded our share of the underlying equity in the net assets of the investees by $348 million and $352 million, respectively. The difference will be amortized over the life of the underlying assets. As of March 31, 2024 and December 31, 2023, our consolidated retained earnings balance did not have undistributed earnings from equity method investments. We use the cumulative earnings approach to classify proceeds received from equity method investees as dividends or distributions on the Consolidated Statements of Cash Flows.
Equity method investees are described below:

	Investments As of		% Owned As of
	March 31,	December 31,	March 31,	December 31,
Equity Method Investee	2024	2023	2024	2023
	(millions)
NEXUS	$884	$900	50%	50%
Vector	135	135	40%	40%
Millennium	716	727	52.5%	52.5%
Total investments in equity method investees	$1,735	$1,762

DT Midstream, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

The following table presents summarized financial information of our non-consolidated equity method investees. The amounts included below represent 100% of the results of continuing operations of such entities, including the portion owned by other parties.
Summarized income statement data is as follows:

	March 31,
	2024	2023
	(millions)
Operating revenues	$214	$211
Operating expenses	94	94
Net Income	$103	$110
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
We regularly monitor the credit quality of our financing receivables by reviewing counterparty credit quality indicators and monitoring for triggering events, such as a credit rating downgrade or bankruptcy. We have three internal grades of credit quality, with internal grade 1 as the lowest risk and internal grade 3 as the highest risk. The related credit quality indicators and risk ratings utilized to develop the internal grades have been updated through March 31, 2024. As of March 31, 2024, the Notes receivable — related party of $4 million, which originated prior to 2021, was classified as internal grade 1. There are no notes receivable on nonaccrual status and no past due financing receivables as of March 31, 2024.
For trade accounts receivable, the customer allowance for expected credit loss is calculated based on specific review of future collections based on receivable balances generally in excess of 30 days. Existing and future economic conditions, historical loss rates, customer trends and other relevant factors that may affect our ability to collect are also considered. Receivables are written off on a specific identification basis and determined based on the particular circumstances of the associated receivable. Uncollectible expense (recovery) was zero for each of the three months ended March 31, 2024 and 2023.
Our collections on accounts receivable from customers are current, and no material rate of historical loss was noted, which resulted in no allowance for expected credit loss as of March 31, 2024 or December 31, 2023. Any balance would be shown as a deduction from the respective financing receivable's balance in the Consolidated Statements of Financial Position.
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
NOTE 4 — GOODWILL
We have goodwill that resulted from business combinations. The carrying value of goodwill is evaluated for impairment on an annual basis or whenever events or circumstances indicate that the value of goodwill may be impaired. We performed our prior year annual impairment test as of October 1, 2023 and determined that the estimated fair value of each reporting unit exceeded its carrying value, and no impairment existed. No additions, impairments or other changes occurred during the three months ended March 31, 2024.
The following is the summary of the carrying value of goodwill:

	March 31,	December 31,
	2024	2023
	(millions)
Pipeline	$53	$53
Gathering	420	420
Total goodwill	$473	$473
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

DT Midstream, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

NOTE 5 — REVENUE
Disaggregation of Revenue
The following is a summary of revenues disaggregated by segment:

	Three Months Ended
	March 31,
	2024	2023
	(millions)
Pipeline (a)	$107	$85
Gathering	133	135
Total operating revenues	$240	$220
__________________________________
(a)Includes revenues outside the scope of ASC 606 primarily related to contracts accounted for as leases of $2 million and $1 million for the three months ended March 31, 2024 and 2023, respectively.
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
Contract Liabilities

The following is a summary of contract liability activity:

2024
(millions)
Balance as of January 1	$129
Increases due to cash received or receivable, excluding amounts recognized as revenue during the period	23
Revenue recognized that was included in the balance at the beginning of the period	(6)
Balance as of March 31	$146
Contract liabilities generally represent amounts paid by or receivable from customers for which the associated performance obligation has not yet been satisfied. Contract liabilities associated with these services are recognized upon delivery of the service to the customer.

DT Midstream, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

The following table presents contract liability amounts as of March 31, 2024 that are expected to be recognized as revenue in future periods:

(millions)
Remainder of 2024	$16
2025	21
2026	20
2027	19
2028	17
2029 and thereafter	53
Total	$146
Transaction Price Allocated to the Remaining Performance Obligations
In accordance with optional exemptions available under ASC 606, we do not disclose the value of unsatisfied performance obligations for (1) contracts with an original expected length of one year or less, (2) with the exception of fixed consideration, contracts for which the amount of revenue recognized depends upon our invoices for actual volumes gathered, transported, or stored, and (3) contracts for which variable consideration relates entirely to an unsatisfied performance obligation.
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
The following table presents revenue amounts related to fixed consideration associated with unsatisfied performance obligations as of March 31, 2024 that are expected to be recognized as revenue in future periods:

(millions)
Remainder of 2024	$103
2025	141
2026	113
2027	81
2028	56
2029 and thereafter	213
Total	$707
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
As of March 31, 2024 and December 31, 2023, we had capitalized costs to obtain or fulfill a contract of $19 million and $18 million, respectively, which are included in other current assets and other noncurrent assets in the accompanying Consolidated Statements of Financial Position. During the three months ended March 31, 2024 and 2023 we recognized approximately $1 million of amortization expense related to such capitalized costs.

DT Midstream, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

NOTE 6 — EARNINGS PER SHARE AND DIVIDENDS
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
The following is a reconciliation of basic and diluted earnings per share:

	Three Months Ended
	March 31,
	2024	2023
	(millions, except per share amounts)
Basic and Diluted Earnings per Common Share
Net Income Attributable to DT Midstream	$97	$81
Average number of common shares outstanding — basic	97.0	96.8

Incremental shares attributable to:
Average dilutive restricted stock units and performance share awards	0.7	0.6
Average number of common shares outstanding — diluted	97.7	97.4

Basic Earnings per Common Share	$1.00	$0.84
Diluted Earnings per Common Share	$0.99	$0.84
We declared the following cash dividends:

Dividends Declared	Dividend Amount		Dividend Payment Date
(quarter ended)	(per-share)	(millions)
2023
March 31	$0.69	$67	April 2023
June 30	$0.69	$67	July 2023
September 30	$0.69	$67	October 2023
December 31	$0.69	$67	January 2024
2024
March 31	$0.735	$71	April 2024
NOTE 7 — INCOME TAXES
Effective Tax Rates
We record income taxes during the interim period using an estimated annual ETR and recognize specific events discretely as they occur.
The interim period ETRs of DT Midstream were 24% and 32% for the three months ended March 31, 2024 and 2023, respectively. The difference between the interim period ETR and federal statutory rate of 21% is primarily related to state income taxes. The decrease in the interim ETR for the comparative period is driven by the remeasurement of state deferred taxes recognized in 2023 due to changes in tax status and apportionment rates, resulting in a lower ETR in 2024.

DT Midstream, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

NOTE 8 — FAIR VALUE
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date in a principal or most advantageous market. Fair value is a market-based measurement that is determined based on inputs, which refer broadly to assumptions that market participants use in pricing assets or liabilities. These inputs can be readily observable, market corroborated, or generally unobservable inputs. We make certain assumptions we believe that market participants would use in pricing assets or liabilities, including assumptions about risk, and the risks inherent in the inputs to valuation techniques. We believe we use valuation techniques that maximize the use of observable market-based inputs and minimize the use of unobservable inputs.
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
Fair Value of Financial Instruments
The following table presents the carrying amount and fair value of financial instruments:

	March 31, 2024				December 31, 2023
	Carrying	Fair Value			Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3	Amount	Level 1	Level 2	Level 3
	(millions)
Cash equivalents (a)	$34	$—	$34	$—	$36	$—	$36	$—
Long-term notes receivable — related party	4	—	—	4	4	—	—	4
Short-term borrowings (a)	55	—	55	—	165	—	165	—
Long-term debt (b)	$3,067	$—	$2,853	$—	$3,065	$—	$2,850	$—
______________________________________
(a)Short-term borrowings and money market cash equivalents are stated at cost, which approximates fair value.
(b)Carrying value represents principal of $3,099 million, net of unamortized debt discounts and issuance costs.

DT Midstream, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

NOTE 9 — DEBT
Long-Term Debt
The following is a summary of long-term debt:

			Maturity	March 31,	December 31,
Title	Type	Interest Rate	Date	2024	2023
				(millions)
2029 Notes	Senior Notes (a)	4.125%	2029	$1,100	$1,100
2031 Notes	Senior Notes (a)	4.375%	2031	1,000	1,000
2032 Notes	Senior Secured Notes (b)	4.300%	2032	600	600
Term Loan Facility	Term Loan Facility	Variable (c)	2028	399	399
Long-term debt principal				3,099	3,099
Unamortized debt discount				(2)	(2)
Unamortized debt issuance costs				(30)	(32)
Long-term debt, net				$3,067	$3,065
______________________________
(a) Interest payable semi-annually in arrears each June 15 and December 15.
(b) Interest payable semi-annually in arrears each April 15 and October 15.
(c) Variable rate is SOFR plus 2.11% for a one-month interest period as of March 31, 2024.

Short-Term Credit Arrangements and Borrowings
The following table presents the availability under the Revolving Credit Facility:

March 31,
2024
(millions)
Total availability
Revolving Credit Facility, expiring October 2027	$1,000
Amounts outstanding
Revolving Credit Facility borrowings (a)	55
Letters of credit	16
71
Net availability	$929
______________________________
(a) The weighted average interest rate for Revolving Credit Facility borrowings outstanding was 6.68% as of March 31, 2024.
Borrowings under the Revolving Credit Facility are used for general corporate purposes, acquisitions, and letter of credit issuances to support our operations and liquidity. Revolving Credit Facility related issuance and amendment costs, net of amortization, were $6 million as of both March 31, 2024 and December 31, 2023. These costs are included in other noncurrent assets in our Consolidated Statements of Financial Position and are being amortized over the remaining term of the Revolving Credit Facility.

DT Midstream, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

The Credit Agreement covering the Term Loan Facility and Revolving Credit Facility includes financial covenants that we must maintain. These covenants restrict the ability of DT Midstream and our subsidiaries to incur additional indebtedness and guarantee indebtedness, create or incur liens, engage in mergers, consolidations, liquidations or dissolutions, sell, transfer or otherwise dispose of assets, make investments, acquisitions, loans or advances, pay dividends and distributions or repurchase capital stock, prepay, redeem or repurchase certain junior indebtedness, enter into agreements that limit the ability of the restricted subsidiaries to make distributions to DT Midstream or the ability of DT Midstream and our restricted subsidiaries to incur liens on assets and enter into certain transactions with affiliates. The Term Loan Facility requires the maintenance of a minimum debt service coverage ratio of 1.1 to 1, and the Revolving Credit Facility requires maintenance of (i) a maximum consolidated net leverage ratio of 5 to 1, and (ii) a minimum interest coverage ratio of no less than 2.5 to 1. The debt service coverage ratio means the ratio of annual consolidated EBITDA to debt service, as defined in the Credit Agreement. The consolidated net leverage ratio means the ratio of net debt determined in accordance with GAAP to annual consolidated EBITDA. The interest coverage ratio means the ratio of annual consolidated EBITDA to annual interest expense, as defined in the Credit Agreement. The Credit Agreement definition of annual consolidated EBITDA excludes EBITDA from equity method investees, but includes dividends and distributions from equity method investees. As of March 31, 2024, the debt service coverage ratio, the consolidated net leverage ratio and the interest coverage ratio was 8.3 to 1, 2.3 to 1 and 7.9 to 1, respectively, and we were in compliance with these financial covenants.
NOTE 10 — COMMITMENTS AND CONTINGENCIES
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
Guarantees
In certain limited circumstances, we enter into contractual guarantees. We may guarantee another entity's obligation in the event it fails to perform and may provide guarantees in certain indemnification agreements. We did not have any guarantees of other parties' obligations as of March 31, 2024.
Surety Bonds
In certain limited circumstances, we enter into contracts that require us to obtain external surety bonds to secure our payment and performance. We agree to indemnify the issuers of these surety bonds for amounts, if any, paid by them under these agreements. In the event that any surety bonds are called for non-performance, we would be obligated to reimburse the issuer of the surety bond. The maximum potential indemnification under our surety bond agreements as of March 31, 2024 is $31 million.
Vector Line of Credit
We are the lender under a revolving term credit facility to Vector, the borrower, in the amount of Canadian $70 million. The credit facility was executed in response to the passage of Canadian regulations requiring oil and gas pipelines to demonstrate their financial ability to respond to a catastrophic event and exists for the sole purpose of satisfying these regulations. Vector may only draw upon the facility if the funds are required to respond to a catastrophic event. The maximum potential payout as of March 31, 2024 is USD $52 million. The funding of a loan under the terms of the revolving term credit facility is considered remote.
Contingent Liability
In order to comply with certain state environmental regulations, we have an obligation to restore pipeline right-of-way slope failures that may arise in the ordinary course of business in the Utica and Marcellus formations. We conduct evaluations, which are prioritized based on the severity and proximity of remaining locations, and use updated cost information to assess the adequacy of the estimate for the contingent liability accrual. As of both March 31, 2024 and December 31, 2023, we had accrued contingent liabilities of $13 million for future slope restoration expenditures. The accrual is included in other current liabilities and other liabilities in the Consolidated Statements of Financial Position. While restoration and continued evaluation is ongoing, we believe the accrued amounts are sufficient to cover estimated future expenditures.

DT Midstream, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

NOTE 11 — SEGMENT AND RELATED INFORMATION
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
Inter-segment billing for goods and services exchanged between segments is based upon contracted prices of the provider. Inter-segment billings were not significant for the three months ended March 31, 2024 and 2023.
The following tables present financial data by business segment:

	Three Months Ended
	March 31,
	2024	2023
	(millions)
Operating Revenues
Pipeline	$107	$85
Gathering	133	135
Total	$240	$220

	Three Months Ended
	March 31,
	2024	2023
	(millions)
Net Income Attributable to DT Midstream
Pipeline	$74	$57
Gathering	23	24
Total	$97	$81
NOTE 12 — SUBSEQUENT EVENT
Dividend Declaration
On April 30, 2024, we announced that our Board of Directors declared a quarterly dividend of $0.735 per share of common stock. The dividend is payable to our stockholders of record as of June 17, 2024 and is expected to be paid on July 15, 2024.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion of our results of operations and financial condition should be read in conjunction with our unaudited Consolidated Financial Statements and the Notes to Consolidated Financial Statements, which are included under Part I, Item 1. of this quarterly report, and the historical consolidated financial statements and notes thereto, which are included in the DT Midstream 2023 Annual Report on Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties. The forward-looking statements are not historical facts, but rather are based on current expectations, estimates, assumptions and projections about the midstream industry and our business and financial results. Our actual results could differ materially from the results contemplated by these forward-looking statements due to a number of factors, including those discussed in the sections entitled "Forward-Looking Statements" and "Risk Factors."
OVERVIEW
Our Business
We are an owner, operator, and developer of an integrated portfolio of natural gas midstream assets. We provide multiple, integrated natural gas services to customers through our Pipeline segment, which includes interstate pipelines, intrastate pipelines, storage systems, and gathering lateral pipelines, and through our Gathering segment. We also own joint venture interests in equity method investees which own and operate interstate pipelines that connect to our wholly owned assets.
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
STRATEGY
Our principal business objective is to safely and reliably operate and develop natural gas assets across our premier footprint. Our proven leadership and highly engaged employees have an excellent track record. Prospectively, we intend to continue this track record by executing on our natural gas-centric business strategy focused on disciplined capital deployment and supported by a flexible, well capitalized balance sheet. Additionally, we intend to develop low carbon business opportunities and deploy GHG reducing technologies as part of our goal of being leading environmental stewards in the midstream industry. We are executing on our goal to achieve net zero carbon emissions by 2050.
Our strategy is premised on the following principles:
•operate our assets in a sustainable and responsible manner;
•provide exceptional service to our customers;
•disciplined capital deployment in assets supported by strong fundamentals;
•capitalize on asset integration and utilization opportunities;
•pursue economically attractive opportunities; and
•grow cash flows supported by long-term firm revenue contracts.

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
For purposes of the following discussion, any increases or decreases refer to the comparison of the three months ended March 31, 2024 to the three months ended December 31, 2023, and the three months ended March 31, 2024 to the three months ended March 31, 2023, as applicable. The following table summarizes our consolidated financial results:

	Three Months Ended
	March 31,	December 31,	March 31,
	2024	2023	2023
	(millions, except per share amounts)
Operating revenues	$240	$244	$220
Net Income Attributable to DT Midstream	97	121	81
Diluted Earnings per Common Share	$0.99	$1.24	$0.84

	Three Months Ended
	March 31,	December 31,	March 31,
	2024	2023	2023
	(millions)
Net Income Attributable to DT Midstream
Pipeline	$74	$93	$57
Gathering	23	28	24
Total	$97	$121	$81

Pipeline
The Pipeline segment consists of our interstate pipelines, intrastate pipelines, storage systems, gathering lateral pipelines including related treatment plants and compression and surface facilities. This segment also includes our equity method investments.
Pipeline results and outlook are discussed below:

	Three Months Ended
	March 31,	December 31,	March 31,
	2024	2023	2023
	(millions)
Operating revenues	$107	$106	$85
Operation and maintenance	16	17	11
Depreciation and amortization	18	19	16
Taxes other than income	6	3	4
Operating Income	67	67	54
Interest expense	13	13	16
Interest income	(1)	—	—
Earnings from equity method investees	(46)	(45)	(50)
Income tax expense	24	3	28
Net Income	77	96	60
Less: Net Income Attributable to Noncontrolling Interests	3	3	3
Net Income Attributable to DT Midstream	$74	$93	$57
Operating revenues increased $22 million compared to the three months ended March 31, 2023 primarily due to new contracts for Haynesville System (LEAP) expansions of $13 million, higher Stonewall volumes of $4 million, higher long-term storage contracting rates at Washington 10 Storage Complex of $2 million and a full quarter of new transmission service contracts at the Michigan System of $2 million.
Operation and maintenance expense increased $5 million compared to the three months ended March 31, 2023 primarily due to operational flow order fee activity in the prior period and higher operation and maintenance expenses at LEAP in the current period.
Taxes other than income increased $3 million compared to the three months ended December 31, 2023 primarily due to new Haynesville System (LEAP) assets placed into service and higher state franchise taxes.
Interest expense decreased $3 million compared to the three months ended March 31, 2023 primarily due to lower outstanding borrowings under the Revolving Credit Facility, partially offset by lower capitalized interest due to lower construction in progress during 2024.
Earnings from equity method investees decreased $4 million compared to the three months ended March 31, 2023 primarily due to higher interest expense driven by timing of new senior unsecured notes at NEXUS of $5 million, partially offset by higher revenues of $2 million at NEXUS.
Income tax expense increased $21 million compared to the three months ended December 31, 2023 primarily due to the remeasurement of state deferred taxes recognized in 2023. Income tax expense decreased $4 million compared to the three months ended March 31, 2023 primarily due to the remeasurement of state deferred taxes recognized in 2023, partially offset by an increase in Income before income taxes. See Note 7, "Income Taxes" to the Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.
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

Gathering
The Gathering segment includes gathering systems, related treatment plants and compression and surface facilities. Gathering results and outlook are discussed below:

	Three Months Ended
	March 31,	December 31,	March 31,
	2024	2023	2023
	(millions)
Operating revenues	$133	$138	$135
Operation and maintenance	38	52	47
Depreciation and amortization	32	30	27
Taxes other than income	6	3	5
Operating Income	57	53	56
Interest expense	27	26	22
Other (income) and expense	—	—	(1)
Income tax expense (benefit)	7	(1)	11
Net Income Attributable to DT Midstream	$23	$28	$24
Operating revenues decreased $5 million compared to the three months ended December 31, 2023 primarily due to lower
Susquehanna Gathering volumes of $2 million, lower MVC deficiency fee revenues on Appalachia Gathering of $3 million and lower Haynesville System (Blue Union Gathering) volumes of $1 million, partially offset by a full quarter of a new customer contract on Ohio Utica Gathering of $2 million. Operating revenues decreased $2 million compared to the three months ended March 31, 2023 primarily due to lower volumes and lower recovery of production related operating expenses on Blue Union Gathering of $8 million, partially offset by higher Appalachia Gathering volumes of $5 million net of lower MVC deficiency fee revenues, and a new customer contract on Ohio Utica Gathering of $2 million.
Operation and maintenance expense decreased $14 million compared to the three months ended December 31, 2023 primarily due to lower planned maintenance on Blue Union Gathering of $11 million, lower Appalachia Gathering expenses of $1 million, higher capitalized labor and lower labor related expenses of $1 million. Operation and maintenance expense decreased $9 million compared to the three months ended March 31, 2023 primarily due to lower planned maintenance and production related operating expenses on Blue Union Gathering of $8 million.
Depreciation and amortization expense increased $5 million compared to the three months ended March 31, 2023 primarily due to assets placed into service at Blue Union Gathering, Ohio Utica Gathering and Appalachia Gathering.
Taxes other than income increased $3 million compared to the three months ended December 31, 2023 primarily due to Blue Union Gathering assets placed into service and a property tax adjustment on Blue Union Gathering in the prior period.
Interest expense increased $5 million compared to the three months ended March 31, 2023 primarily due to lower capitalized interest due to lower construction in progress during 2024 and higher interest rates on the Term Loan Facility, partially offset by lower outstanding borrowings under the Revolving Credit Facility.
Income tax expense increased $8 million compared to the three months ended December 31, 2023 primarily due to the remeasurement of state deferred taxes recognized in 2023. Income tax expense decreased $4 million compared to the three months ended March 31, 2023 primarily due to the remeasurement of state deferred taxes recognized in 2023 and an increase in Income before income taxes. See Note 7, "Income Taxes" to the Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.
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
For further discussion of environmental matters, see Note 10, "Commitments and Contingencies" to the Consolidated Financial Statements under Part I, Item 1. of this Form 10-Q.
CAPITAL RESOURCES AND LIQUIDITY
Cash Requirements
Our principal liquidity requirements are to finance our operations, fund capital expenditures, satisfy our indebtedness obligations, and pay approved dividends. We believe we will have sufficient internal and external capital resources to fund anticipated capital and operating requirements.

	Three Months Ended
	March 31,
	2024	2023
	(millions)
Cash and Cash Equivalents at Beginning of Period	$56	$61
Net cash and cash equivalents from operating activities	241	244
Net cash and cash equivalents from (used for) investing activities	(71)	(216)
Net cash and cash equivalents from (used for) financing activities	(185)	6
Net Increase (Decrease) in Cash and Cash Equivalents	(15)	34
Cash and Cash Equivalents at End of Period	$41	$95
For purposes of the following discussion, any increases or decreases refer to the comparison of the three months ended March 31, 2024 to the three months ended March 31, 2023.
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
Net cash and cash equivalents from operating activities decreased $3 million for the three months ended March 31, 2024 primarily due to a decrease in dividends received from equity method investees, partially offset by an increase in operating income after adjustment for non-cash items including depreciation and amortization expense, stock-based compensation, and amortization of operating lease right-of-use assets.
Investing Activities
Cash outflows associated with our investing activities are primarily the result of plant and equipment expenditures, acquisitions, and contributions to equity method investees. Cash inflows from our investing activities are generated from proceeds from sale or collection of notes receivable, distributions received from equity method investees, and proceeds from asset sales.
Net cash and cash equivalents used for investing activities decreased $145 million for the three months ended March 31, 2024 primarily due to a decrease in cash used for plant and equipment expenditures and higher distributions received from equity method investees in 2024.

Financing Activities
DT Midstream paid cash dividends on common stock of $67 million and $62 million during the three months ended March 31, 2024 and 2023, respectively. See Note 6, "Earnings Per Share and Dividends" to the Consolidated Financial Statements under Part I, Item 1. of this Form 10-Q.
Net cash and cash equivalents used for financing activities of $185 million for the three months ended March 31, 2024 increased as compared to net cash and cash equivalents from financing activities of $6 million for the three months ended March 31, 2023 primarily due to higher net repayments of borrowings under the Revolving Credit Facility and higher dividends paid on common stock, partially offset by lower distributions to noncontrolling interests.
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
Our sources of liquidity include cash and cash equivalents generated from operating activities and available borrowings under our Revolving Credit Facility. As of March 31, 2024, we had $16 million of letters of credit outstanding and $55 million of borrowings outstanding under our Revolving Credit Facility. We had approximately $970 million of available liquidity as of March 31, 2024, consisting of cash and cash equivalents and available borrowings under our Revolving Credit Facility.
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
The Credit Agreement covering the Term Loan Facility and Revolving Credit Facility includes financial covenants that DT Midstream must maintain. See Note 9, "Debt" and Note 10, "Commitments and Contingencies" to the Consolidated Financial Statements under Part I, Item 1. of this Form 10-Q.
CAPITAL INVESTMENTS
Capital spending within our Company is primarily for ongoing maintenance and expansion of our existing assets, and if identified, attractive growth opportunities. We have been disciplined in our capital deployment and make growth investments that meet our criteria in terms of strategy, management skills, and identified risks and expected returns. All potential investments are analyzed for their rates of return and cash payback on a risk-adjusted basis. Our total capital expenditures, inclusive of $1 million in contributions to equity method investees, were $99 million for the three months ended March 31, 2024 primarily for expansions on Ohio Utica Gathering, Blue Union Gathering and LEAP. We anticipate total capital expenditures, inclusive of contributions to equity method investees, for the year ended December 31, 2024 of approximately $350 million to $435 million.

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
The estimated fair value in our annual goodwill impairment analysis utilizes significant assumptions that require judgement by management. One such significant assumption is the weighted average cost of capital (WACC) which is used to discount estimates of projected future results and cash flows to be generated by each reporting unit. The WACC is based on our cost of debt, which includes U.S. industrial bond spreads, and cost of equity, which consists of U.S. Treasury Rates plus an equity risk premium. We have noted that U.S. Treasury risk-free rates have decreased slightly since our last annual goodwill impairment test.
Our annual goodwill impairment analysis includes a comparison of the estimated fair value of the Company as a whole to our market capitalization. Management also compares the implied market multiple of the estimated fair value of each reporting unit to midstream industry transaction multiples and considers other market indicators to support the appropriateness of the fair value estimates. Our consolidated market capitalization has increased since our last annual goodwill impairment test. We have noted a slight decline in gathering-related midstream industry transaction multiples since our last annual goodwill impairment test. After assessing all relevant facts and circumstances, we have concluded that no triggering event has occurred that indicates it is more likely than not that the goodwill is impaired for either reporting unit and determined that an interim impairment test is not required. We will continue to monitor our estimates and assumptions on a quarterly basis as market conditions continue to evolve.
While we believe the estimates and assumptions in the fair value are reasonable, the actual results may differ from projections. To the extent projected results or cash flows are revised downward, the reporting unit may be required to write down all or a portion of its goodwill, which would adversely impact our earnings. If current expectations of future long-term growth are not met or market factors outside of our control change, such as U.S. Treasury Rates, a decline in our market capitalization, or a further decline in midstream industry transaction multiples, this may lead to a goodwill impairment in the future.
See Part I, Item 3., "Quantitative and Qualitative Disclosures About Market Risk", in this Form 10-Q for more information on our exposure to market risk. See also "Critical Accounting Estimates" included in DT Midstream's 2023 Annual Report on Form 10-K.
OFF-BALANCE SHEET ARRANGEMENTS
We are party to off-balance sheet arrangements, which include our equity method investments. See Note 1, "Description of the Business and Basis of Presentation—Principles of Consolidation" to the Consolidated Financial Statements under Part I, Item 1. of this Form 10-Q for further discussion of the nature, purpose and other details of such agreements.
Other off-balance sheet arrangements include the Vector line of credit and our surety bonds, which are discussed further in Note 10, "Commitments and Contingencies" to the Consolidated Financial Statements under Part I, Item 1. of this Form 10-Q.
NEW ACCOUNTING PRONOUNCEMENTS
See Note 3, "New Accounting Pronouncements" to the Consolidated Financial Statements under Part I, Item 1. of this Form 10-Q.

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
We engage with customers that are sub-investment grade, including our key customer, Southwestern Energy. These customers are otherwise considered creditworthy or are required to make prepayments or provide security to satisfy credit concerns. We regularly monitor for bankruptcy proceedings that may impact our customers and had no bankruptcy proceedings during the three months ended March 31, 2024.
Interest Rate Risk
We are subject to interest rate risk in connection with the issuance of debt. Our exposure to interest rate risk arises primarily from changes in SOFR. As of March 31, 2024, we had floating rate debt of $454 million related to the variable rate Term Loan Facility and borrowings outstanding under our Revolving Credit Facility, and a floating rate debt-to-total debt ratio of 14%. See Note 9, "Debt" to the Consolidated Financial Statements under Part I, Item 1. of this Form 10-Q.
We are subject to interest rate risk in connection with our goodwill impairment assessment. See "Critical Accounting Estimates" under Part I, Item 2 of this Form 10-Q.
Summary of Sensitivity Analysis
A sensitivity analysis was performed on the fair values of our long-term debt obligations. The sensitivity analysis involved increasing and decreasing interest rates as of March 31, 2024 by a hypothetical 10% and calculating the resulting change in the fair values. The hypothetical losses related to long-term debt would be realized only if we transferred all of our fixed-rate long-term debt to other creditors. The results of the sensitivity analysis are as follows:

	Assuming a 10% Increase in Rates	Assuming a 10% Decrease in Rates	Change in the Fair Value of
Activity	As of March 31, 2024
	(millions)
Interest rate risk	$(80)	$83	Long-term debt

Item 4. Controls and Procedures
(a) Evaluation of disclosure controls and procedures
Management of DT Midstream carried out an evaluation, under the supervision and with the participation of DT Midstream's Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of DT Midstream's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2024, which is the end of the period covered by this report. Based on this evaluation, DT Midstream's CEO and CFO have concluded that such disclosure controls and procedures are effective in providing reasonable assurance that information required to be disclosed by DT Midstream in reports that it files or submits under the Exchange Act (i) is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms and (ii) is accumulated and communicated to DT Midstream's management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Due to the inherent limitations in the effectiveness of any disclosure controls and procedures, management cannot provide absolute assurance that the objectives of our disclosure controls and procedures will be attained.
(b) Changes in internal control over financial reporting
There have been no changes in DT Midstream's internal control over financial reporting during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, DT Midstream's internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
For information on legal proceedings and matters related to DT Midstream, see Note 10, "Commitments and Contingencies" to the Consolidated Financial Statements under Part I, Item 1. of this Form 10-Q.
Item 1A. Risk Factors
There are various risks associated with the operations of DT Midstream's businesses. To provide a framework to understand the operating environment of DT Midstream, a brief explanation of the more significant risks associated with DT Midstream's businesses is provided in Part I, Item 1A. "Risk Factors" in DT Midstream's 2023 Annual Report on Form 10-K. Although DT Midstream has identified and disclosed key risk factors, others could emerge in the future.
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

Date:	April 30, 2024
DT MIDSTREAM, INC.

		By:	/S/ JEFFREY A. JEWELL
Jeffrey A. Jewell Chief Financial and Accounting Officer
(Duly Authorized Officer)