Form 10-Q
period 2024-06-30
DT Midstream, Inc.
filed 2024-07-30
CIK 1842022

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period ended June 30, 2024
Or
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒
Number of shares of common stock outstanding as of June 30, 2024:

Description	Shares
Common stock, par value $0.01	97,111,676

DEFINITIONS
Unless the context otherwise requires, references to "we," "us," "our," "Registrant," or the "Company" and words of similar importance refer to DT Midstream and, unless otherwise specified, our consolidated subsidiaries and our unconsolidated joint ventures. As used in this Form 10-Q, the terms and definitions below have the following meanings:

Appalachia Gathering	A 149-mile gathering system that gathers Marcellus shale natural gas to the Texas Eastern Pipeline and Stonewall

ASC 606	The Accounting Standards Codification of Revenue from Contracts with Customers issued by the FASB

ASU	Accounting Standards Update issued by the FASB

Bcf	Billion cubic feet of natural gas

Bluestone	A 65-mile gathering lateral pipeline and two compression facilities that gathers Marcellus shale natural gas to Millennium and the Tennessee Pipeline

Blue Union Gathering	A 424-mile gathering system that gathers shale natural gas from the Haynesville formation of Louisiana and Texas to markets in the Gulf Coast region

Columbia Pipeline	Columbia Gas Transmission, LLC, owned by TC Energy Corporation and Global Infrastructure Partners

Credit Agreement	DT Midstream's credit agreement which provides for the Term Loan Facility and Revolving Credit Facility

DT Midstream	DT Midstream, Inc. and our consolidated subsidiaries

ETR	Effective tax rate

FASB	Financial Accounting Standards Board

FERC	Federal Energy Regulatory Commission

GAAP	Generally Accepted Accounting Principles in the United States

Generation	A 25-mile intrastate pipeline in northern Ohio and owned by NEXUS

GHG	Greenhouse gas

Haynesville System	Pipeline and gathering system which is comprised of LEAP, Blue Union Gathering and associated facilities

Inflation Reduction Act	The Inflation Reduction Act of 2022 (H.R. 5374)

LEAP	Louisiana Energy Access Project, a 210-mile gathering lateral pipeline that gathers Haynesville shale natural gas to markets in the Gulf Coast region

LNG	Liquefied natural gas

Michigan System	A 335-mile pipeline system in northern Michigan

Millennium
Millennium Pipeline Company, LLC, a joint venture that owns a 263-mile interstate transportation pipeline and compression facilities serving markets in the northeast and supply from the northeast Marcellus region, in which DT Midstream owns a 52.5% interest

MVC	Minimum volume commitment

NEXUS
NEXUS Gas Transmission, LLC, a joint venture that owns (i) a 256-mile interstate transportation pipeline and three compression facilities that transports Utica and Marcellus shale natural gas to Ohio, Michigan and Ontario market centers and (ii) Generation, in which DT Midstream owns a 50% interest

Ohio Utica Gathering	A 20-mile gathering system, including compression and dehydration facilities, that gathers Utica shale natural gas from producer wells to a nearby processing plant

Revolving Credit Facility	DT Midstream's secured revolving credit facility issued under the Credit Agreement

DEFINITIONS

SEC	Securities and Exchange Commission

SOFR	Secured Overnight Financing Rate

South Romeo	South Romeo Gas Storage Company, LLC, a joint venture which owns the Washington 28 Storage Complex, in which DT Midstream owns a 50% interest

Southwestern Energy	Southwestern Energy Company and/or its affiliates

Stonewall	A 68-mile gathering lateral pipeline, in which DT Midstream owns an 85% interest, that gathers Marcellus and Utica shale natural gas to the Columbia Pipeline

Susquehanna Gathering	A 198-mile gathering system that gathers Marcellus shale natural gas to Bluestone

Tennessee Pipeline	Tennessee Gas Pipeline Company, LLC, owned by Kinder Morgan, Inc.

Term Loan Facility	DT Midstream's term loan facility issued under the Credit Agreement

Texas Eastern Pipeline	Texas Eastern Transmission, LP, owned by Enbridge Inc.

Tioga Gathering	A 3-mile gathering system that gathers shale natural gas to the Eastern Gas Transmission system

U.S.	United States of America

USD	United States Dollar ($)

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
•the effectiveness of our information technology and operational technology systems and practices to detect and defend against evolving cyber attacks on United States critical infrastructure;
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

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements

DT Midstream, Inc.
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
	(millions, except per share amounts)
Revenues
Operating revenues	$244	$224	$484	$444
Operating Expenses
Operation and maintenance	52	60	106	118
Depreciation and amortization	53	44	103	87
Taxes other than income	9	6	21	15
Asset (gains) losses and impairments, net	—	(3)	—	(3)
Operating Income	130	117	254	227
Other (Income) and Deductions
Interest expense	39	35	79	73
Interest income	—	(1)	(1)	(1)
Earnings from equity method investees	(39)	(41)	(85)	(91)
Other (income) and expense	(3)	—	(3)	(1)
Income Before Income Taxes	133	124	264	247
Income Tax Expense	33	30	64	69
Net Income	100	94	200	178
Less: Net Income Attributable to Noncontrolling Interests	4	3	7	6
Net Income Attributable to DT Midstream	$96	$91	$193	$172

Basic Earnings per Common Share
Net Income Attributable to DT Midstream	$0.99	$0.93	$1.99	$1.77

Diluted Earnings per Common Share
Net Income Attributable to DT Midstream	$0.98	$0.93	$1.97	$1.76

Weighted Average Common Shares Outstanding
Basic	97.1	96.9	97.1	96.9
Diluted	97.9	97.4	97.8	97.4

See Notes to Consolidated Financial Statements (Unaudited)

DT Midstream, Inc.
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
	(millions)
Net Income	$100	$94	$200	$178
Foreign currency translation and unrealized gain on derivatives, net of tax	—	—	—	1
Other comprehensive income	—	—	—	1
Comprehensive income	100	94	200	179
Less: Comprehensive income attributable to noncontrolling interests	4	3	7	6
Comprehensive Income Attributable to DT Midstream	$96	$91	$193	$173

See Notes to Consolidated Financial Statements (Unaudited)

DT Midstream, Inc.
Consolidated Statements of Financial Position
(Unaudited)

	June 30,	December 31,
	2024	2023
	(millions)
ASSETS
Current Assets
Cash and cash equivalents	$73	$56
Accounts receivable (net of $— allowance for expected credit loss for each period end)	143	154
Deferred property taxes	16	31
Taxes receivable	12	15
Prepaid expenses and other	12	16
	256	272
Investments
Investments in equity method investees	1,725	1,762

Property
Property, plant, and equipment	5,430	5,282
Accumulated depreciation	(922)	(848)
	4,508	4,434
Other Assets
Goodwill	473	473
Long-term notes receivable — related party	4	4
Operating lease right-of-use assets	51	38
Intangible assets, net	1,939	1,968
Other	30	31
	2,497	2,514
Total Assets	$8,986	$8,982

See Notes to Consolidated Financial Statements (Unaudited)

DT Midstream, Inc.
Consolidated Statements of Financial Position
(Unaudited)

	June 30,	December 31,
	2024	2023
	(millions, except shares)
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$59	$94
Short-term borrowings	70	165
Operating lease liabilities	17	13
Dividends payable	71	67
Interest payable	10	10
Property taxes payable	32	34
Accrued compensation	11	18
Contract liabilities	21	18
Other	15	15
	306	434

Long-Term Debt, net	3,068	3,065

Other Liabilities
Deferred income taxes	1,090	1,031
Operating lease liabilities	37	27
Contract liabilities	125	111
Other	23	34
	1,275	1,203
Total Liabilities	4,649	4,702

Commitments and Contingencies (Note 10)

Stockholders' Equity
Preferred stock ($0.01 par value, 50,000,000 shares authorized, and no shares issued or outstanding as of June 30, 2024 and December 31, 2023)	—	—
Common stock ($0.01 par value, 550,000,000 shares authorized, and 97,111,676 and 96,971,021 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively)	1	1
Additional paid-in capital	3,494	3,485
Retained earnings	710	661
Accumulated other comprehensive income (loss)	(8)	(8)
Total DT Midstream Equity	4,197	4,139
Noncontrolling interests	140	141
Total Equity	4,337	4,280
Total Liabilities and Equity	$8,986	$8,982

See Notes to Consolidated Financial Statements (Unaudited)

DT Midstream, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	June 30,
	2024	2023
	(millions)
Operating Activities
Net Income	$200	$178
Adjustments to reconcile Net Income to Net cash and cash equivalents from operating activities:
Depreciation and amortization	103	87
Stock-based compensation	11	10
Amortization of operating lease right-of-use assets	9	9
Deferred income taxes	59	62
Earnings from equity method investees	(85)	(91)
Dividends from equity method investees	88	113
Changes in assets and liabilities:
Accounts receivable, net	11	17
Accounts payable	(4)	(6)
Contract liabilities	16	28
Other current and noncurrent assets and liabilities	(2)	(18)
Net cash and cash equivalents from operating activities	406	389
Investing Activities
Plant and equipment expenditures	(179)	(421)
Distributions from equity method investees	37	396
Contributions to equity method investees	(1)	(6)
Net cash and cash equivalents from (used for) investing activities	(143)	(31)
Financing Activities
Borrowings under the Revolving Credit Facility	155	305
Repayment of borrowings under the Revolving Credit Facility	(250)	(535)
Distributions to noncontrolling interests	(9)	(10)
Dividends paid on common stock	(138)	(129)
Other financing activities	(4)	(5)
Net cash and cash equivalents from (used for) financing activities	(246)	(374)
Net Increase (Decrease) in Cash and Cash Equivalents	17	(16)
Cash and Cash Equivalents at Beginning of Period	56	61
Cash and Cash Equivalents at End of Period	$73	$45

Supplemental disclosure of cash information
Cash paid for:
Interest, net of interest capitalized	$74	$69
Income taxes	3	18
Supplemental disclosure of non-cash investing and financing activities
Plant and equipment expenditures in accounts payable and other accrued liabilities	$48	$111

See Notes to Consolidated Financial Statements (Unaudited)

DT Midstream, Inc.
Consolidated Statements of Changes in Stockholders' Equity
(Unaudited)

			Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests
	Common Stock
	Shares	Amount					Total
	(dollars in millions, shares in thousands)
Balance, December 31, 2023	96,971	$1	$3,485	$661	$(8)	$141	$4,280
Net Income	—	—	—	97	—	3	100
Dividends declared on common stock ($0.735 per common share)	—	—	—	(71)	—	—	(71)
Distributions to noncontrolling interests	—	—	—	—	—	(4)	(4)
Stock-based compensation	138	—	2	(1)	—	—	1
Balance, March 31, 2024	97,109	$1	$3,487	$686	$(8)	$140	$4,306
Net Income	—	—	—	96	—	4	100
Dividends declared on common stock ($0.735 per common share)	—	—	—	(71)	—	—	(71)
Distributions to noncontrolling interests	—	—	—	—	—	(5)	(5)
Contributions from noncontrolling interests	—	—	—	—	—	1	1
Stock-based compensation	3	—	7	(1)	—	—	6
Balance, June 30, 2024	97,112	$1	$3,494	$710	$(8)	$140	$4,337

			Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests
	Common Stock
	Shares	Amount					Total
	(dollars in millions, shares in thousands)
Balance, December 31, 2022	96,755	$1	$3,469	$547	$(10)	$147	$4,154
Net Income	—	—	—	81	—	3	84
Dividends declared on common stock ($0.69 per common share)	—	—	—	(67)	—	—	(67)
Distributions to noncontrolling interests	—	—	—	—	—	(8)	(8)
Stock-based compensation	135	—	1	—	—	—	1
Other comprehensive income, net of tax	—	—	—	—	1	—	1
Balance, March 31, 2023	96,890	$1	$3,470	$561	$(9)	$142	$4,165
Net Income	—	—	—	91	—	3	94
Dividends declared on common stock ($0.69 per common share)	—	—	—	(67)	—	—	(67)
Distributions to noncontrolling interests	—	—	—	—	—	(2)	(2)
Stock-based compensation	12	—	6	(1)	—	—	5
Balance, June 30, 2023	96,902	$1	$3,476	$584	$(9)	$143	$4,195

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
In our opinion, the accompanying unaudited Consolidated Financial Statements include all adjustments, consisting of normal recurring adjustments, necessary to present a fair statement of our financial position as of June 30, 2024, results of operations for the three and six months ended June 30, 2024 and 2023, statement of changes in stockholders' equity for the three and six months ended June 30, 2024 and 2023, and cash flows for the six months ended June 30, 2024 and 2023. The balance sheet as of December 31, 2023 was derived from audited annual financial statements but does not include all disclosures required by GAAP. Financial results for this interim period are not necessarily indicative of results that may be expected for any other interim period or for the year ending December 31, 2024. The Consolidated Financial Statements should be read in conjunction with DT Midstream's Consolidated Financial Statements and Notes to Consolidated Financial Statements included in DT Midstream's 2023 Annual Report on Form 10-K.
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

DT Midstream, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

The following table summarizes the major line items in the Consolidated Statements of Financial Position for consolidated VIEs as of June 30, 2024 and December 31, 2023. All assets and liabilities of a consolidated VIE are included in the table when it has been determined that a consolidated VIE has either (1) assets that can be used only to settle obligations of the VIE or (2) liabilities for which creditors do not have recourse to the general credit of the primary beneficiary. The assets and liabilities of consolidated VIEs that meet the definition of a business and whose assets can be used for purposes other than the settlement of the VIEs' obligations have been excluded from the table below.

	June 30,	December 31,
	2024	2023
	(millions)
ASSETS (a)
Cash	$18	$13
Accounts receivable	11	10
Other current assets	1	2
Intangible assets, net	476	483
Property, plant and equipment, net	387	391
Goodwill	25	25
	$918	$924

LIABILITIES (a)
Accounts payable and other current liabilities	$5	$4
Other noncurrent liabilities	3	3
	$8	$7
_____________________________________
(a)Amounts shown are 100% of the consolidated VIEs' assets and liabilities.
Related Parties
Transactions between DT Midstream and our equity method investees have been presented as related party transactions in the accompanying Consolidated Financial Statements.
Equity Method Investments
Non-controlled investments are accounted for using the equity method of accounting when we are able to significantly influence the operating policies of the investee. Under the equity method of accounting, investments are recorded at historical cost as an asset and adjusted for capital contributions, dividends and distributions received, and our share of the investee's earnings or losses, which are recorded as earnings from equity method investees on the Consolidated Statements of Operations. Our equity method investments are periodically evaluated for certain factors that may be indicative of other-than-temporary impairment. As of June 30, 2024 and December 31, 2023, our carrying amounts of investments in equity method investees exceeded our share of the underlying equity in the net assets of the investees by $344 million and $352 million, respectively. The difference will be amortized over the life of the underlying assets. As of June 30, 2024 and December 31, 2023, our consolidated retained earnings balance did not have undistributed earnings from equity method investments. We use the cumulative earnings approach to classify proceeds received from equity method investees as dividends or distributions on the Consolidated Statements of Cash Flows.
Equity method investees are described below:

	Investments As of		% Owned As of
	June 30,	December 31,	June 30,	December 31,
Equity Method Investee	2024	2023	2024	2023
	(millions)
NEXUS	$881	$900	50%	50%
Vector	134	135	40%	40%
Millennium	710	727	52.5%	52.5%
Total investments in equity method investees	$1,725	$1,762

DT Midstream, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

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
Summarized income statement data is as follows:

	June 30,		June 30,
	2024	2023	2024	2023
	(millions)
Operating revenues	$198	$199	$412	$410
Operating expenses	94	94	188	188
Net Income	$91	$91	$194	$201
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
We regularly monitor the credit quality of our financing receivables by reviewing counterparty credit quality indicators and monitoring for triggering events, such as a credit rating downgrade or bankruptcy. We have three internal grades of credit quality, with internal grade 1 as the lowest risk and internal grade 3 as the highest risk. The related credit quality indicators and risk ratings utilized to develop the internal grades have been updated through June 30, 2024. As of June 30, 2024, the Notes receivable — related party of $4 million, which originated prior to 2021, was classified as internal grade 1. There are no notes receivable on nonaccrual status and no past due financing receivables as of June 30, 2024.
For trade accounts receivable, the customer allowance for expected credit loss is calculated based on specific review of future collections based on receivable balances generally in excess of 30 days. Existing and future economic conditions, historical loss rates, customer trends and other relevant factors that may affect our ability to collect are also considered. Receivables are written off on a specific identification basis and determined based on the particular circumstances of the associated receivable. Uncollectible expense (recovery) was zero for each of the three and six months ended June 30, 2024 and 2023.
Our collections on accounts receivable from customers are current, and no material rate of historical loss was noted, which resulted in no allowance for expected credit loss as of June 30, 2024 or December 31, 2023. Any balance would be shown as a deduction from the respective financing receivable's balance in the Consolidated Statements of Financial Position.
Operation and Maintenance
Operation and maintenance is primarily comprised of costs for labor and employee benefits, outside services, materials, compression, purchased natural gas, operating lease costs, office costs, and other operating and maintenance costs.

DT Midstream, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

NOTE 3 — NEW ACCOUNTING PRONOUNCEMENTS
Recently Issued Pronouncements
In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280) - Improvements to Reportable Segment Disclosures. The amendments improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses and interim disclosure requirements. The amendments are effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. We continue to evaluate the impact of this standard's adoption on our Consolidated Financial Statements.
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740) - Improvements to Income Tax Disclosures. The amendments improve transparency of income tax disclosure requirements, primarily through enhanced disclosures of rate reconciliation and income taxes paid. The amendments are effective for annual periods beginning after December 15, 2024. Early adoption is permitted. We continue to evaluate the impact of this standard's adoption on our Consolidated Financial Statements.
NOTE 4 — GOODWILL
We have goodwill that resulted from business combinations. The carrying value of goodwill is evaluated for impairment on an annual basis or whenever events or circumstances indicate that the value of goodwill may be impaired. We performed our prior year annual impairment test as of October 1, 2023 and determined that the estimated fair value of each reporting unit exceeded its carrying value, and no impairment existed. No additions, impairments or other changes occurred during the three and six months ended June 30, 2024.
The following is the summary of the carrying value of goodwill:

	June 30,	December 31,
	2024	2023
	(millions)
Pipeline	$53	$53
Gathering	420	420
Total goodwill	$473	$473
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

DT Midstream, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

NOTE 5 — REVENUE
Disaggregation of Revenue
The following is a summary of revenues disaggregated by segment:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
	(millions)
Pipeline (a)	$109	$90	$216	$175
Gathering	135	134	268	269
Total operating revenues	$244	$224	$484	$444
__________________________________
(a)Includes revenues outside the scope of ASC 606 primarily related to contracts accounted for as leases of $2 million for both the three months ended June 30, 2024 and 2023, and $4 million and $3 million for the six months ended June 30, 2024 and 2023, respectively.

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
Contract Liabilities

The following is a summary of contract liability activity:

2024
(millions)
Balance as of January 1	$129
Increases due to cash received or receivable, excluding amounts recognized as revenue during the period	29
Revenue recognized that was included in the balance at the beginning of the period	(12)
Balance as of June 30	$146
Contract liabilities generally represent amounts paid by or receivable from customers for which the associated performance obligation has not yet been satisfied. Contract liabilities associated with these services are recognized upon delivery of the service to the customer.

DT Midstream, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

The following table presents contract liability amounts as of June 30, 2024 that are expected to be recognized as revenue in future periods:

(millions)
Remainder of 2024	$11
2025	21
2026	20
2027	19
2028	17
2029 and thereafter	58
Total	$146
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
The following table presents revenue amounts related to fixed consideration associated with unsatisfied performance obligations as of June 30, 2024 that are expected to be recognized as revenue in future periods:

(millions)
Remainder of 2024	$69
2025	150
2026	128
2027	97
2028	65
2029 and thereafter	230
Total	$739
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
As of both June 30, 2024 and December 31, 2023, we had capitalized costs to obtain or fulfill a contract of $18 million, which are included in other current assets and other noncurrent assets in the accompanying Consolidated Statements of Financial Position. During the three and six months ended June 30, 2024 and 2023 we recognized less than $1 million of amortization expense related to such capitalized costs.

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
The following is a reconciliation of basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
	(millions, except per share amounts)
Basic and Diluted Earnings per Common Share
Net Income Attributable to DT Midstream	$96	$91	$193	$172
Average number of common shares outstanding — basic	97.1	96.9	97.1	96.9

Incremental shares attributable to:
Average dilutive restricted stock units and performance share awards	0.8	0.5	0.7	0.5
Average number of common shares outstanding — diluted	97.9	97.4	97.8	97.4

Basic Earnings per Common Share	$0.99	$0.93	$1.99	$1.77
Diluted Earnings per Common Share	$0.98	$0.93	$1.97	$1.76
We declared the following cash dividends:

Dividends Declared	Dividend Amount		Dividend Payment Date
(quarter ended)	(per-share)	(millions)
2023
March 31	$0.69	$67	April 2023
June 30	$0.69	$67	July 2023
September 30	$0.69	$67	October 2023
December 31	$0.69	$67	January 2024
2024
March 31	$0.735	$71	April 2024
June 30	$0.735	$71	July 2024
NOTE 7 — INCOME TAXES
Effective Tax Rates
We record income taxes during the interim period using an estimated annual ETR and recognize specific events discretely as they occur.
The interim period ETRs of DT Midstream were 25% and 24% for the three months ended June 30, 2024 and 2023, respectively, and 24% and 28% for the six months ended June 30, 2024 and 2023, respectively.
The difference between the interim period ETR and federal statutory rate of 21% is primarily related to state income taxes. The decrease in the interim ETR for the comparative six-month period is driven by the remeasurement of state deferred taxes recognized in 2023 due to changes in tax status and apportionment rates, resulting in a lower ETR in 2024.

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
Fair Value of Financial Instruments
The following table presents the carrying amount and fair value of financial instruments:

	June 30, 2024				December 31, 2023
	Carrying	Fair Value			Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3	Amount	Level 1	Level 2	Level 3
	(millions)
Cash equivalents (a)	$40	$—	$40	$—	$36	$—	$36	$—
Long-term notes receivable — related party	4	—	—	4	4	—	—	4
Short-term borrowings (a)	70	—	70	—	165	—	165	—
Long-term debt (b)	$3,068	$—	$2,865	$—	$3,065	$—	$2,850	$—
______________________________________
(a)Short-term borrowings and money market cash equivalents are stated at cost, which approximates fair value.
(b)Carrying value represents principal of $3,099 million, net of unamortized debt discounts and issuance costs.

DT Midstream, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

NOTE 9 — DEBT
Long-Term Debt
The following is a summary of long-term debt:

			Maturity	June 30,	December 31,
Title	Type	Interest Rate	Date	2024	2023
				(millions)
2029 Notes	Senior Notes (a)	4.125%	2029	$1,100	$1,100
2031 Notes	Senior Notes (a)	4.375%	2031	1,000	1,000
2032 Notes	Senior Secured Notes (b)	4.300%	2032	600	600
Term Loan Facility	Term Loan Facility	Variable (c)	2028	399	399
Long-term debt principal				3,099	3,099
Unamortized debt discount				(2)	(2)
Unamortized debt issuance costs				(29)	(32)
Long-term debt, net				$3,068	$3,065
______________________________
(a) Interest payable semi-annually in arrears each June 15 and December 15.
(b) Interest payable semi-annually in arrears each April 15 and October 15.
(c) Variable rate is SOFR plus 2.11% for a one-month interest period as of June 30, 2024.

Short-Term Credit Arrangements and Borrowings
The following table presents the availability under the Revolving Credit Facility:

June 30,
2024
(millions)
Total availability
Revolving Credit Facility, expiring October 2027	$1,000
Amounts outstanding
Revolving Credit Facility borrowings (a)	70
Letters of credit	16
86
Net availability	$914
______________________________
(a) The weighted average interest rate for Revolving Credit Facility borrowings outstanding was 6.69% as of June 30, 2024.
Borrowings under the Revolving Credit Facility are used for general corporate purposes, acquisitions, and letter of credit issuances to support our operations and liquidity. Revolving Credit Facility related issuance and amendment costs, net of amortization, were $5 million and $6 million as of June 30, 2024 and December 31, 2023, respectively. These costs are included in other noncurrent assets in our Consolidated Statements of Financial Position and are being amortized over the remaining term of the Revolving Credit Facility.

DT Midstream, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

The Credit Agreement covering the Term Loan Facility and Revolving Credit Facility includes financial covenants that we must maintain. These covenants restrict the ability of DT Midstream and our subsidiaries to incur additional indebtedness and guarantee indebtedness, create or incur liens, engage in mergers, consolidations, liquidations or dissolutions, sell, transfer or otherwise dispose of assets, make investments, acquisitions, loans or advances, pay dividends and distributions or repurchase capital stock, prepay, redeem or repurchase certain junior indebtedness, enter into agreements that limit the ability of the restricted subsidiaries to make distributions to DT Midstream or the ability of DT Midstream and our restricted subsidiaries to incur liens on assets and enter into certain transactions with affiliates. The Term Loan Facility requires the maintenance of a minimum debt service coverage ratio of 1.1 to 1, and the Revolving Credit Facility requires maintenance of (i) a maximum consolidated net leverage ratio of 5 to 1, and (ii) a minimum interest coverage ratio of no less than 2.5 to 1. The debt service coverage ratio means the ratio of annual consolidated EBITDA to debt service, as defined in the Credit Agreement. The consolidated net leverage ratio means the ratio of net debt determined in accordance with GAAP to annual consolidated EBITDA. The interest coverage ratio means the ratio of annual consolidated EBITDA to annual interest expense, as defined in the Credit Agreement. The Credit Agreement definition of annual consolidated EBITDA excludes EBITDA from equity method investees, but includes dividends and distributions from equity method investees. As of June 30, 2024, the debt service coverage ratio, the consolidated net leverage ratio and the interest coverage ratio was 6.3 to 1, 3.1 to 1 and 5.9 to 1, respectively, and we were in compliance with these financial covenants.
NOTE 10 — COMMITMENTS AND CONTINGENCIES
From time to time, we are subject to legal, administrative and environmental proceedings before various courts, arbitration panels and governmental agencies concerning claims arising in the ordinary course of business. These proceedings include certain contract disputes, additional environmental reviews and investigations, audits and pending judicial matters. We cannot predict the final disposition of such proceedings. We regularly review legal matters and record provisions for claims that we can estimate and are considered probable of loss. The amount or range of reasonably possible losses is not anticipated to, either individually or in the aggregate, materially adversely affect our business, financial condition and results of operations.
Guarantees
In certain limited circumstances, we enter into contractual guarantees. We may guarantee another entity's obligation in the event it fails to perform and may provide guarantees in certain indemnification agreements. We did not have any guarantees of other parties' obligations as of June 30, 2024.
Surety Bonds
In certain limited circumstances, we enter into contracts that require us to obtain external surety bonds to secure our payment and performance. We agree to indemnify the issuers of these surety bonds for amounts, if any, paid by them under these agreements. In the event that any surety bonds are called for non-performance, we would be obligated to reimburse the issuer of the surety bond. The maximum potential indemnification under our surety bond agreements as of June 30, 2024 is $31 million.
Vector Line of Credit
We are the lender under a revolving term credit facility to Vector, the borrower, in the amount of Canadian $70 million. The credit facility was executed in response to the passage of Canadian regulations requiring oil and gas pipelines to demonstrate their financial ability to respond to a catastrophic event and exists for the sole purpose of satisfying these regulations. Vector may only draw upon the facility if the funds are required to respond to a catastrophic event. The maximum potential payout as of June 30, 2024 is USD $51 million. The funding of a loan under the terms of the revolving term credit facility is considered remote.

DT Midstream, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

Contingent Liability
In order to comply with certain state environmental regulations, we have an obligation to restore pipeline right-of-way slope failures that may arise in the ordinary course of business in the Utica and Marcellus formations. We completed evaluations of all locations, which were prioritized based on the severity and proximity of the slope failures, and used updated cost information to assess the adequacy of the estimate for the contingent liability accrual. Based on these evaluations, we recorded a reduction to the contingent liability accrual and decrease to operation and maintenance expense of $9 million during the three months ended June 30, 2024. As of June 30, 2024 and December 31, 2023, we had accrued contingent liabilities of $4 million and $13 million, respectively, for future slope restoration expenditures. The accrual is included in other current liabilities and other liabilities in the Consolidated Statements of Financial Position. While restoration is ongoing, we believe the accrued amounts are sufficient to cover estimated future expenditures.
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
Inter-segment billing for goods and services exchanged between segments is based upon contracted prices of the provider. Inter-segment billings were not significant for the three and six months ended June 30, 2024 and 2023.
The following tables present financial data by business segment:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
	(millions)
Operating Revenues
Pipeline	$109	$90	$216	$175
Gathering	135	134	268	269
Total	$244	$224	$484	$444

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
	(millions)
Net Income Attributable to DT Midstream
Pipeline	$71	$64	$145	$121
Gathering	25	27	48	51
Total	$96	$91	$193	$172

DT Midstream, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

NOTE 12 — SUBSEQUENT EVENTS
Dividend Declaration
On July 30, 2024, we announced that our Board of Directors declared a quarterly dividend of $0.735 per share of common stock. The dividend is payable to our stockholders of record as of September 16, 2024 and is expected to be paid on October 15, 2024.
Clean Fuels Gathering Project Acquisition
On July 1, 2024, DT Midstream closed on the purchase of a clean fuels gathering project from a privately-held coal mine methane producer for a cash payment of $12 million. The acquisition was comprised of gathering and treating assets that process coal mine methane into pipeline quality natural gas. The acquisition aligns with our strategy to pursue economically attractive opportunities and deploy GHG reducing technologies and is expected to generate carbon offsets and federal income tax credits for clean fuel production. A contingent payment of $10 million is expected to be paid within the next 12 months upon the completion of a milestone. Additionally, if certain cumulative production and income tax credit milestones are achieved, DT Midstream will be required to make incremental contingent payments in future years of up to $24 million and variable payments under a sharing mechanism that could be material.
Due to the timing of the acquisition subsequent to June 30, 2024, certain accounting and disclosures, including whether the acquisition will be treated as a business combination or asset acquisition, and the allocation of purchase price, will be finalized and recorded in our subsequent quarterly report on the Form 10-Q.

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
For purposes of the following discussion, any increases or decreases refer to the comparison of the three months ended June 30, 2024 to the three months ended March 31, 2024, and the six months ended June 30, 2024 to the six months ended June 30, 2023, as applicable. The following table summarizes our consolidated financial results:

	Three Months Ended		Six Months Ended
	June 30,	March 31,	June 30,	June 30,
	2024	2024	2024	2023
	(millions, except per share amounts)
Operating revenues	$244	$240	$484	$444
Net Income Attributable to DT Midstream	96	97	193	172
Diluted Earnings per Common Share	$0.98	$0.99	$1.97	$1.76

	Three Months Ended		Six Months Ended
	June 30,	March 31,	June 30,	June 30,
	2024	2024	2024	2023
	(millions)
Net Income Attributable to DT Midstream
Pipeline	$71	$74	$145	$121
Gathering	25	23	48	51
Total	$96	$97	$193	$172

Pipeline
The Pipeline segment consists of our interstate pipelines, intrastate pipelines, storage systems, gathering lateral pipelines including related treatment plants and compression and surface facilities. This segment also includes our equity method investments.
Pipeline results and outlook are discussed below:

	Three Months Ended		Six Months Ended
	June 30,	March 31,	June 30,	June 30,
	2024	2024	2024	2023
	(millions)
Operating revenues	$109	$107	$216	$175
Operation and maintenance	15	16	31	25
Depreciation and amortization	19	18	37	33
Taxes other than income	5	6	11	7
Asset (gains) losses and impairments, net	—	—	—	(3)
Operating Income	70	67	137	113
Interest expense	12	13	25	29
Interest income	—	(1)	(1)	(1)
Earnings from equity method investees	(39)	(46)	(85)	(91)
Other (income) and expense	(2)	—	(2)	—
Income tax expense	24	24	48	49
Net Income	75	77	152	127
Less: Net Income Attributable to Noncontrolling Interests	4	3	7	6
Net Income Attributable to DT Midstream	$71	$74	$145	$121

Operating revenues increased $2 million for the three months ended June 30, 2024 primarily due to new contracts and expansion of the Haynesville System (LEAP) of $4 million and higher long-term storage contracting rates at Washington 10 Storage Complex of $2 million, partially offset by lower volumes on Stonewall and Bluestone. Operating revenues increased $41 million for the six months ended June 30, 2024 primarily due to new contracts and expansion of the Haynesville System (LEAP) of $30 million, higher Stonewall volumes of $6 million, and higher long-term storage contracting rates at Washington 10 Storage Complex of $5 million.
Operation and maintenance expense increased $6 million for the six months ended June 30, 2024 primarily due to operational flow order fee activity in the prior period and higher operation and maintenance expenses at LEAP in the current period.
Depreciation and amortization expense increased $4 million for the six months ended June 30, 2024 primarily due to new Haynesville System (LEAP) assets placed into service.
Taxes other than income increased $4 million for the six months ended June 30, 2024 primarily due to new Haynesville System (LEAP) assets placed into service resulting in higher property taxes.
Asset (gains) losses and impairments, net decreased $3 million for the six months ended June 30, 2024 due to a one-time gain realized from an insurance settlement that occurred during the six months ended June 30, 2023.
Interest expense decreased $4 million for the six months ended June 30, 2024 primarily due to lower outstanding borrowings under the Revolving Credit Facility, partially offset by lower capitalized interest due to lower construction in progress during 2024 and higher interest rates on the Term Loan Facility.
Earnings from equity method investees decreased $7 million for the three months ended June 30, 2024 primarily due to lower seasonal short-term contracting revenues of $3 million each at Millennium and Vector. Earnings from equity method investees decreased $6 million for the six months ended June 30, 2024 primarily due to higher interest expense driven by timing of new senior unsecured notes at NEXUS of $5 million.

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
Gathering
The Gathering segment includes gathering systems, related treatment plants and compression and surface facilities. Gathering results and outlook are discussed below:

	Three Months Ended		Six Months Ended
	June 30,	March 31,	June 30,	June 30,
	2024	2024	2024	2023
	(millions)
Operating revenues	$135	$133	$268	$269
Operation and maintenance	37	38	75	93
Depreciation and amortization	34	32	66	54
Taxes other than income	4	6	10	8
Operating Income	60	57	117	114
Interest expense	27	27	54	44
Other (income) and expense	(1)	—	(1)	(1)
Income tax expense	9	7	16	20
Net Income Attributable to DT Midstream	$25	$23	$48	$51

Operating revenues increased $2 million for the three months ended June 30, 2024 primarily due to higher contract rates from Appalachia Gathering of $3 million and new assets placed into service on Ohio Utica Gathering of $2 million, partially offset by lower Susquehanna Gathering volumes of $2 million. Operating revenues decreased $1 million for the six months ended June 30, 2024 primarily due to lower volumes and recovery of production related operating expenses on Blue Union Gathering of $14 million and lower Susquehanna Gathering volumes of $4 million, partially offset by higher Appalachia Gathering rates and volumes of $11 million, net of lower MVC deficiency fee revenues, and a new customer contract on Ohio Utica Gathering of $7 million.
Operation and maintenance expense decreased $1 million for the three months ended June 30, 2024 primarily due to a reduction in Appalachia Gathering environmental contingent liabilities of $9 million, partially offset by higher planned maintenance on Blue Union Gathering of $6 million. Operation and maintenance expense decreased $18 million for the six months ended June 30, 2024 primarily due to lower planned maintenance and production related operating expenses on Blue Union Gathering of $10 million and a reduction in Appalachia Gathering environmental contingent liabilities of $9 million.
Depreciation and amortization expense increased $12 million for the six months ended June 30, 2024 primarily due to assets placed into service at Blue Union Gathering and Ohio Utica Gathering.
Interest expense increased $10 million for the six months ended June 30, 2024 primarily due to lower capitalized interest due to lower construction in progress during 2024 and higher interest rates on the Term Loan Facility, partially offset by lower outstanding borrowings under the Revolving Credit Facility.
Income tax expense decreased $4 million for the six months ended June 30, 2024 primarily due to the remeasurement of state deferred taxes recognized in 2023 and a decrease in Income before income taxes. See Note 7, "Income Taxes" to the Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.

Gathering Outlook
We believe our long-term agreements with producers and the quality of the natural gas reserves in the Marcellus/Utica and Haynesville formations position the business for future growth. We will continue to pursue economically attractive expansion opportunities that leverage our current asset footprint and strategic relationships. These growth opportunities include further expansion at the Haynesville System (Blue Union Gathering), Appalachia Gathering, Ohio Utica Gathering and Tioga Gathering.
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

	Six Months Ended
	June 30,
	2024	2023
	(millions)
Cash and Cash Equivalents at Beginning of Period	$56	$61
Net cash and cash equivalents from operating activities	406	389
Net cash and cash equivalents from (used for) investing activities	(143)	(31)
Net cash and cash equivalents from (used for) financing activities	(246)	(374)
Net Increase (Decrease) in Cash and Cash Equivalents	17	(16)
Cash and Cash Equivalents at End of Period	$73	$45
For purposes of the following discussion, any increases or decreases refer to the comparison of the six months ended June 30, 2024 to the six months ended June 30, 2023.
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
Net cash and cash equivalents from operating activities increased $17 million for the six months ended June 30, 2024 primarily due to an increase in operating income after adjustment for non-cash items including depreciation and amortization expense, stock-based compensation, and amortization of operating lease right-of-use assets, partially offset by a decrease in dividends received from equity method investees and a decrease in interest expense.

Investing Activities
Cash outflows associated with our investing activities are primarily the result of plant and equipment expenditures, acquisitions, and contributions to equity method investees. Cash inflows from our investing activities are generated from proceeds from sale or collection of notes receivable, distributions received from equity method investees, and proceeds from asset sales.
Net cash and cash equivalents used for investing activities increased $112 million for the six months ended June 30, 2024 primarily due to lower distributions received from equity method investees driven by the NEXUS distribution related to senior unsecured notes in 2023. This change was partially offset by a decrease in cash used for plant and equipment expenditures and lower contributions paid to equity method investees in 2024.
Financing Activities
DT Midstream paid cash dividends on common stock of $138 million and $129 million during the six months ended June 30, 2024 and 2023, respectively. See Note 6, "Earnings Per Share and Dividends" to the Consolidated Financial Statements under Part I, Item 1. of this Form 10-Q.
Net cash and cash equivalents used for financing activities decreased $128 million for the six months ended June 30, 2024 primarily due to lower net repayments of borrowings under the Revolving Credit Facility, partially offset by higher dividends paid on common stock.
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
Our sources of liquidity include cash and cash equivalents generated from operating activities and available borrowings under our Revolving Credit Facility. As of June 30, 2024, we had $16 million of letters of credit outstanding and $70 million of borrowings outstanding under our Revolving Credit Facility. We had approximately $987 million of available liquidity as of June 30, 2024, consisting of cash and cash equivalents and available borrowings under our Revolving Credit Facility.
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
See also Note 10, "Commitments and Contingencies" and Note 12, "Subsequent Events" to the Consolidated Financial Statements under Part I, Item 1. of this Form 10-Q.

CAPITAL INVESTMENTS
Capital spending within our Company is primarily for ongoing maintenance and expansion of our existing assets, and if identified, attractive growth opportunities. We have been disciplined in our capital deployment and make growth investments that meet our criteria in terms of strategy, management skills, and identified risks and expected returns. All potential investments are analyzed for their rates of return and cash payback on a risk-adjusted basis. Our total capital expenditures, inclusive of $1 million in contributions to equity method investees, were $180 million for the six months ended June 30, 2024 primarily for expansions on Ohio Utica Gathering, Blue Union Gathering and LEAP. We anticipate total capital expenditures, inclusive of contributions to equity method investees, for the year ended December 31, 2024 of approximately $380 million to $435 million.
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
The estimated fair value in our annual goodwill impairment analysis utilizes significant assumptions that require judgment by management. One such significant assumption is the weighted average cost of capital (WACC) which is used to discount estimates of projected future results and cash flows to be generated by each reporting unit. The WACC is based on our cost of debt, which includes U.S. industrial bond spreads, and cost of equity, which consists of U.S. Treasury Rates plus an equity risk premium. We have noted that U.S. Treasury risk-free rates have decreased slightly since our last annual goodwill impairment test.
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
We engage with customers that are sub-investment grade, including our key customer, Southwestern Energy. These customers are otherwise considered creditworthy or are required to make prepayments or provide security to satisfy credit concerns. We regularly monitor for bankruptcy proceedings that may impact our customers and had no bankruptcy proceedings during the six months ended June 30, 2024.
Interest Rate Risk
We are subject to interest rate risk in connection with the issuance of debt. Our exposure to interest rate risk arises primarily from changes in SOFR. As of June 30, 2024, we had floating rate debt of $469 million related to the variable rate Term Loan Facility and borrowings outstanding under our Revolving Credit Facility, and a floating rate debt-to-total debt ratio of 15%. See Note 9, "Debt" to the Consolidated Financial Statements under Part I, Item 1. of this Form 10-Q.
We are subject to interest rate risk in connection with our goodwill impairment assessment. See "Critical Accounting Estimates" under Part I, Item 2 of this Form 10-Q.
Summary of Sensitivity Analysis
A sensitivity analysis was performed on the fair values of our long-term debt obligations. The sensitivity analysis involved increasing and decreasing interest rates as of June 30, 2024 by a hypothetical 10% and calculating the resulting change in the fair values. The hypothetical losses related to long-term debt would be realized only if we transferred all of our fixed-rate long-term debt to other creditors. The results of the sensitivity analysis are as follows:

	Assuming a 10% Increase in Rates	Assuming a 10% Decrease in Rates	Change in the Fair Value of
Activity	As of June 30, 2024
	(millions)
Interest rate risk	$(79)	$82	Long-term debt

Item 4. Controls and Procedures
(a) Evaluation of disclosure controls and procedures
Management of DT Midstream carried out an evaluation, under the supervision and with the participation of DT Midstream's Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of DT Midstream's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2024, which is the end of the period covered by this report. Based on this evaluation, DT Midstream's CEO and CFO have concluded that such disclosure controls and procedures are effective in providing reasonable assurance that information required to be disclosed by DT Midstream in reports that it files or submits under the Exchange Act (i) is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms and (ii) is accumulated and communicated to DT Midstream's management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Due to the inherent limitations in the effectiveness of any disclosure controls and procedures, management cannot provide absolute assurance that the objectives of our disclosure controls and procedures will be attained.
(b) Changes in internal control over financial reporting
There have been no changes in DT Midstream's internal control over financial reporting during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, DT Midstream's internal control over financial reporting.

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
Item 5. Other Information
During the three months ended June 30, 2024, none of the Company’s directors or executive officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of the Company’s common stock that was intended to satisfy the affirmative defense conditions of Exchange Act Rule 10b5-1(c) or any "non-Rule 10b5-1 trading arrangement."

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

Date:	July 30, 2024
DT MIDSTREAM, INC.

		By:	/S/ JEFFREY A. JEWELL
Jeffrey A. Jewell Chief Financial and Accounting Officer
(Duly Authorized Officer)