Form 10-Q
period 2024-09-30
DT Midstream, Inc.
filed 2024-10-29
CIK 1842022

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period ended September 30, 2024
Or
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒
Number of shares of common stock outstanding as of September 30, 2024:

Description	Shares
Common stock, par value $0.01	97,156,144

DEFINITIONS
Unless the context otherwise requires, references to "we," "us," "our," "Registrant," or the "Company" and words of similar importance refer to DT Midstream and, unless otherwise specified, our consolidated subsidiaries and our unconsolidated joint ventures. As used in this Form 10-Q, the terms and definitions below have the following meanings:

Appalachia Gathering	A 149-mile gathering system that gathers Marcellus shale natural gas to the Texas Eastern Pipeline and Stonewall

ASC 606	The Accounting Standards Codification of Revenue from Contracts with Customers issued by the FASB

ASU	Accounting Standards Update issued by the FASB

Bcf	Billion cubic feet of natural gas

Bluestone	A 65-mile gathering lateral pipeline, and two compression facilities, that gathers Marcellus shale natural gas to Millennium and the Tennessee Pipeline

Blue Union Gathering	A 424-mile gathering system that gathers shale natural gas from the Haynesville formation of Louisiana and Texas to markets in the Gulf Coast region

CAD	Canadian Dollar ($)

Clean Fuels Gathering	A 77-mile gathering system that gathers and treats coal mine methane into pipeline quality natural gas in Illinois

Columbia Pipeline	Columbia Gas Transmission, LLC, owned by TC Energy Corporation and Global Infrastructure Partners

Credit Agreement	DT Midstream's credit agreement which provides for the Revolving Credit Facility

DT Midstream	DT Midstream, Inc. and our consolidated subsidiaries

ETR	Effective tax rate

Expand Energy	Expand Energy Corporation, the company resulting from the merger of Chesapeake Energy Corporation and Southwestern Energy Company which closed on October 1, 2024, and/or its affiliates

FASB	Financial Accounting Standards Board

FERC	Federal Energy Regulatory Commission

GAAP	Generally Accepted Accounting Principles in the United States

Generation	A 25-mile intrastate pipeline in northern Ohio and owned by NEXUS

GHG	Greenhouse gas

Haynesville System	Pipeline and gathering system which is comprised of LEAP, Blue Union Gathering and associated facilities

Inflation Reduction Act	The Inflation Reduction Act of 2022 (H.R. 5374)

LEAP	Louisiana Energy Access Project, a 210-mile gathering lateral pipeline that gathers Haynesville shale natural gas to markets in the Gulf Coast region

LNG	Liquefied natural gas

Michigan System	A 335-mile pipeline system in northern Michigan

Millennium
Millennium Pipeline Intermediate Holdings LLC, a joint venture that, through its wholly owned subsidiary, Millennium Pipeline Company, LLC, owns a 263-mile interstate transportation pipeline and compression facilities serving markets in the northeast and supply from the northeast Marcellus region, in which DT Midstream owns a 52.5% interest

MVC	Minimum volume commitment

DEFINITIONS

NEXUS
NEXUS Gas Transmission, LLC, a joint venture that owns (i) a 256-mile interstate transportation pipeline and three compression facilities that transports Utica and Marcellus shale natural gas to Ohio, Michigan and Ontario market centers and (ii) Generation, in which DT Midstream owns a 50% interest

Ohio Utica Gathering	A 20-mile gathering system, including compression and dehydration facilities, that gathers Utica shale natural gas from producer wells to a nearby processing plant

Revolving Credit Facility	DT Midstream's secured revolving credit facility issued under the Credit Agreement

SEC	Securities and Exchange Commission

SOFR	Secured Overnight Financing Rate

South Romeo	South Romeo Gas Storage Company, LLC, a joint venture which owns the Washington 28 Storage Complex, in which DT Midstream owns a 50% interest

Stonewall	A 68-mile gathering lateral pipeline, in which DT Midstream owns an 85% interest, that gathers Marcellus and Utica shale natural gas to the Columbia Pipeline

Susquehanna Gathering	A 198-mile gathering system that gathers Marcellus shale natural gas to Bluestone

Tennessee Pipeline	Tennessee Gas Pipeline Company, LLC, owned by Kinder Morgan, Inc.

Term Loan Facility	DT Midstream's term loan facility issued under the Credit Agreement, which was repaid in 2024

Texas Eastern Pipeline	Texas Eastern Transmission, LP, owned by Enbridge Inc.

Tioga Gathering	A 3-mile gathering system that gathers shale natural gas to the Eastern Gas Transmission system

U.S.	United States of America

USD	United States Dollar ($)

Vector
Vector Pipeline LP, a joint venture that owns a 348-mile interstate transportation pipeline and five compression facilities connecting Illinois, Michigan, and Ontario market centers, in which DT Midstream owns a 40% interest

VIE	Variable Interest Entity

Washington 10 Storage Complex	An interstate storage system located in Michigan with 94 Bcf of storage capacity, in which DT Midstream owns a 91% interest, and associated compression facilities

2029 Notes	Senior unsecured notes of $1.1 billion in aggregate principal amount due June 2029

2031 Notes	Senior unsecured notes of $1.0 billion in aggregate principal amount due June 2031

2032 Notes	Senior secured notes of $600 million in aggregate principal amount due April 2032

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
•changes in expected production from Expand Energy and other third parties in our areas of operation;
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

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements

DT Midstream, Inc.
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
	(millions, except per share amounts)
Revenues
Operating revenues	$248	$234	$732	$678
Operating Expenses
Operation and maintenance	63	58	169	176
Depreciation and amortization	53	46	156	133
Taxes other than income	10	7	31	22
Asset (gains) losses and impairments, net	—	(1)	—	(4)
Operating Income	122	124	376	351
Other (Income) and Deductions
Interest expense	38	38	117	111
Interest income	(1)	—	(2)	(1)
Earnings from equity method investees	(40)	(41)	(125)	(132)
Loss from financing activities	4	—	4	—
Other (income) and expense	—	—	(3)	(1)
Income Before Income Taxes	121	127	385	374
Income Tax Expense	30	33	94	102
Net Income	91	94	291	272
Less: Net Income Attributable to Noncontrolling Interests	3	3	10	9
Net Income Attributable to DT Midstream	$88	$91	$281	$263

Basic Earnings per Common Share
Net Income Attributable to DT Midstream	$0.91	$0.94	$2.90	$2.72

Diluted Earnings per Common Share
Net Income Attributable to DT Midstream	$0.90	$0.94	$2.87	$2.70

Weighted Average Common Shares Outstanding
Basic	97.1	97.0	97.1	96.9
Diluted	98.0	97.5	97.8	97.4

See Notes to Consolidated Financial Statements (Unaudited)

DT Midstream, Inc.
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
	(millions)
Net Income	$91	$94	$291	$272
Foreign currency translation and unrealized gain on derivatives, net of tax	1	—	1	1
Other comprehensive income	1	—	1	1
Comprehensive income	92	94	292	273
Less: Comprehensive income attributable to noncontrolling interests	3	3	10	9
Comprehensive Income Attributable to DT Midstream	$89	$91	$282	$264

See Notes to Consolidated Financial Statements (Unaudited)

DT Midstream, Inc.
Consolidated Statements of Financial Position
(Unaudited)

	September 30,	December 31,
	2024	2023
	(millions)
ASSETS
Current Assets
Cash and cash equivalents	$77	$56
Accounts receivable (net of $— allowance for expected credit loss for each period end)	137	154
Deferred property taxes	8	31
Taxes receivable	6	15
Prepaid expenses and other	21	16
	249	272
Investments
Investments in equity method investees	1,301	1,762

Property
Property, plant, and equipment	5,508	5,282
Accumulated depreciation	(959)	(848)
	4,549	4,434
Other Assets
Goodwill	473	473
Long-term notes receivable — related party	4	4
Operating lease right-of-use assets	47	38
Intangible assets, net	1,925	1,968
Other	39	31
	2,488	2,514
Total Assets	$8,587	$8,982

See Notes to Consolidated Financial Statements (Unaudited)

DT Midstream, Inc.
Consolidated Statements of Financial Position
(Unaudited)

	September 30,	December 31,
	2024	2023
	(millions, except shares)
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$67	$94
Short-term borrowings	—	165
Operating lease liabilities	15	13
Dividends payable	71	67
Interest payable	38	10
Property taxes payable	25	34
Accrued compensation	14	18
Contract liabilities	18	18
Other	14	15
	262	434

Long-Term Debt, net	2,674	3,065

Other Liabilities
Deferred income taxes	1,108	1,031
Operating lease liabilities	34	27
Contract liabilities	128	111
Other	25	34
	1,295	1,203
Total Liabilities	4,231	4,702

Commitments and Contingencies (Note 10)

Stockholders' Equity
Preferred stock ($0.01 par value, 50,000,000 shares authorized, and no shares issued or outstanding as of September 30, 2024 and December 31, 2023)	—	—
Common stock ($0.01 par value, 550,000,000 shares authorized, and 97,156,144 and 96,971,021 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively)	1	1
Additional paid-in capital	3,498	3,485
Retained earnings	726	661
Accumulated other comprehensive income (loss)	(7)	(8)
Total DT Midstream Equity	4,218	4,139
Noncontrolling interests	138	141
Total Equity	4,356	4,280
Total Liabilities and Equity	$8,587	$8,982

See Notes to Consolidated Financial Statements (Unaudited)

DT Midstream, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	September 30,
	2024	2023
	(millions)
Operating Activities
Net Income	$291	$272
Adjustments to reconcile Net Income to Net cash and cash equivalents from operating activities:
Depreciation and amortization	156	133
Stock-based compensation	17	15
Amortization of operating lease right-of-use assets	13	14
Deferred income taxes	78	91
Earnings from equity method investees	(125)	(132)
Dividends from equity method investees	123	152
Loss from financing activities	4	—
Changes in assets and liabilities:
Accounts receivable, net	16	15
Accounts payable	6	(4)
Interest payable	28	29
Contract liabilities	16	60
Other current and noncurrent assets and liabilities	(12)	(31)
Net cash and cash equivalents from operating activities	611	614
Investing Activities
Plant and equipment expenditures	(260)	(622)
Distributions from equity method investees	467	405
Contributions to equity method investees	(4)	(6)
Net cash and cash equivalents from (used for) investing activities	203	(223)
Financing Activities
Repayment of long-term debt	(399)	—
Borrowings under the Revolving Credit Facility	195	390
Repayment of borrowings under the Revolving Credit Facility	(360)	(595)
Distributions to noncontrolling interests	(14)	(14)
Contributions from noncontrolling interests	1	—
Dividends paid on common stock	(209)	(196)
Other financing activities	(7)	(7)
Net cash and cash equivalents from (used for) financing activities	(793)	(422)
Net Increase (Decrease) in Cash and Cash Equivalents	21	(31)
Cash and Cash Equivalents at Beginning of Period	56	61
Cash and Cash Equivalents at End of Period	$77	$30

Supplemental disclosure of cash information
Cash paid for:
Interest, net of interest capitalized	$80	$76
Income taxes	7	21
Supplemental disclosure of non-cash investing and financing activities
Plant and equipment expenditures in accounts payable and other accrued liabilities	$47	$109

See Notes to Consolidated Financial Statements (Unaudited)

DT Midstream, Inc.
Consolidated Statements of Changes in Stockholders' Equity
(Unaudited)

			Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests
	Common Stock
	Shares	Amount					Total
	(dollars in millions, shares in thousands)
Balance, December 31, 2023	96,971	$1	$3,485	$661	$(8)	$141	$4,280
Net Income	—	—	—	97	—	3	100
Dividends declared on common stock ($0.735 per common share)	—	—	—	(71)	—	—	(71)
Distributions to noncontrolling interests	—	—	—	—	—	(4)	(4)
Stock-based compensation	138	—	2	(1)	—	—	1
Balance, March 31, 2024	97,109	$1	$3,487	$686	$(8)	$140	$4,306
Net Income	—	—	—	96	—	4	100
Dividends declared on common stock ($0.735 per common share)	—	—	—	(71)	—	—	(71)
Distributions to noncontrolling interests	—	—	—	—	—	(5)	(5)
Contributions from noncontrolling interests	—	—	—	—	—	1	1
Stock-based compensation	3	—	7	(1)	—	—	6
Balance, June 30, 2024	97,112	$1	$3,494	$710	$(8)	$140	$4,337
Net Income	—	—	—	88	—	3	91
Dividends declared on common stock ($0.735 per common share)	—	—	—	(71)	—	—	(71)
Distributions to noncontrolling interests	—	—	—	—	—	(5)	(5)
Stock-based compensation	44	—	4	(1)	—	—	3
Other comprehensive income, net of tax	—	—	—	—	1	—	1
Balance, September 30, 2024	97,156	$1	$3,498	$726	$(7)	$138	$4,356

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
In our opinion, the accompanying unaudited Consolidated Financial Statements include all adjustments, consisting of normal recurring adjustments, necessary to present a fair statement of our financial position as of September 30, 2024, results of operations for the three and nine months ended September 30, 2024 and 2023, statement of changes in stockholders' equity for the three and nine months ended September 30, 2024 and 2023, and cash flows for the nine months ended September 30, 2024 and 2023. The balance sheet as of December 31, 2023 was derived from audited annual financial statements but does not include all disclosures required by GAAP. Financial results for this interim period are not necessarily indicative of results that may be expected for any other interim period or for the year ending December 31, 2024. The Consolidated Financial Statements should be read in conjunction with DT Midstream's Consolidated Financial Statements and Notes to Consolidated Financial Statements included in DT Midstream's 2023 Annual Report on Form 10-K.
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

DT Midstream, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

The following table summarizes the major line items in the Consolidated Statements of Financial Position for consolidated VIEs as of September 30, 2024 and December 31, 2023. All assets and liabilities of a consolidated VIE are included in the table when it has been determined that a consolidated VIE has either (1) assets that can be used only to settle obligations of the VIE or (2) liabilities for which creditors do not have recourse to the general credit of the primary beneficiary. The assets and liabilities of consolidated VIEs that meet the definition of a business and whose assets can be used for purposes other than the settlement of the VIEs' obligations have been excluded from the table below.

	September 30,	December 31,
	2024	2023
	(millions)
ASSETS (a)
Cash	$10	$13
Accounts receivable	9	10
Other current assets	1	2
Intangible assets, net	472	483
Property, plant and equipment, net	388	391
Goodwill	25	25
	$905	$924

LIABILITIES (a)
Accounts payable and other current liabilities	$3	$4
Other noncurrent liabilities	3	3
	$6	$7
_____________________________________
(a)Amounts shown are 100% of the consolidated VIEs' assets and liabilities.
Related Parties
Transactions between DT Midstream and our equity method investees have been presented as related party transactions in the accompanying Consolidated Financial Statements.
Equity Method Investments
Non-controlled investments are accounted for using the equity method of accounting when we are able to significantly influence the operating policies of the investee. Under the equity method of accounting, investments are recorded at historical cost as an asset and adjusted for capital contributions, dividends and distributions received, and our share of the investee's earnings or losses, which are recorded as earnings from equity method investees on the Consolidated Statements of Operations. Equity method investments and related activity are included in the Pipeline segment.
Our equity method investments are periodically evaluated for certain factors that may be indicative of other-than-temporary impairment. As of September 30, 2024 and December 31, 2023, our carrying amounts of investments in equity method investees exceeded our share of the underlying equity in the net assets of the investees by $340 million and $352 million, respectively. The difference will be amortized over the life of the underlying assets. As of both September 30, 2024 and December 31, 2023, our consolidated retained earnings balance did not have undistributed earnings from equity method investments. We use the cumulative earnings approach to classify proceeds received from equity method investees as dividends or distributions on the Consolidated Statements of Cash Flows.
Equity method investees are described below:

	Investments As of		% Owned As of
	September 30,	December 31,	September 30,	December 31,
Equity Method Investee	2024	2023	2024	2023
	(millions)
NEXUS	$882	$900	50%	50%
Vector	134	135	40%	40%
Millennium	285	727	52.5%	52.5%
Total investments in equity method investees	$1,301	$1,762

DT Midstream, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

In September 2024, Millennium closed on the sale of $800 million of senior unsecured notes with a weighted-average coupon rate of 5.88%. We received a distribution from Millennium of $416 million, net of fees and expenses, which reduced our investment balance. We used the proceeds from the distribution to repay our existing indebtedness under our Term Loan Facility and for general corporate purposes.
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
Summarized income statement data is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
	(millions)
Operating revenues	$201	$201	$613	$611
Operating expenses	95	94	283	282
Net Income	$86	$91	$280	$292
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
We regularly monitor the credit quality of our financing receivables by reviewing counterparty credit quality indicators and monitoring for triggering events, such as a credit rating downgrade or bankruptcy. We have three internal grades of credit quality, with internal grade 1 as the lowest risk and internal grade 3 as the highest risk. The related credit quality indicators and risk ratings utilized to develop the internal grades have been updated through September 30, 2024. As of September 30, 2024, the Notes receivable — related party of $4 million, which originated prior to 2021, was classified as internal grade 1. There are no notes receivable on nonaccrual status and no past due financing receivables as of September 30, 2024.
For trade accounts receivable, the customer allowance for expected credit loss is calculated based on specific review of future collections based on receivable balances generally in excess of 30 days. Existing and future economic conditions, historical loss rates, customer trends and other relevant factors that may affect our ability to collect are also considered. Receivables are written off on a specific identification basis and determined based on the particular circumstances of the associated receivable. Uncollectible expense (recovery) was zero for each of the three and nine months ended September 30, 2024 and 2023.
Our collections on accounts receivable from customers are current, and no material rate of historical loss was noted, which resulted in no allowance for expected credit loss as of September 30, 2024 or December 31, 2023. Any balance would be shown as a deduction from the respective financing receivable's balance in the Consolidated Statements of Financial Position.
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
NOTE 4 — GOODWILL
We have goodwill that resulted from business combinations. The carrying value of goodwill is evaluated for impairment on an annual basis or whenever events or circumstances indicate that the value of goodwill may be impaired. We performed our prior year annual impairment test as of October 1, 2023 and determined that the estimated fair value of each reporting unit exceeded its carrying value, and no impairment existed. No additions, impairments or other changes occurred during the three and nine months ended September 30, 2024.
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

DT Midstream, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

NOTE 5 — REVENUE
Disaggregation of Revenue
The following is a summary of revenues disaggregated by segment:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
	(millions)
Pipeline (a)	$112	$96	$328	$271
Gathering	136	138	404	407
Total operating revenues	$248	$234	$732	$678
__________________________________
(a)Includes revenues outside the scope of ASC 606 primarily related to contracts accounted for as leases of $2 million for both the three months ended September 30, 2024 and 2023, and $6 million and $5 million for the nine months ended September 30, 2024 and 2023, respectively.

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
Contract Liabilities

The following is a summary of contract liability activity:

2024
(millions)
Balance as of January 1	$129
Increases due to cash received or receivable, excluding amounts recognized as revenue during the period	36
Revenue recognized that was included in the balance at the beginning of the period	(19)
Balance as of September 30	$146
Contract liabilities generally represent amounts paid by or receivable from customers for which the associated performance obligation has not yet been satisfied. Contract liabilities associated with these services are recognized upon delivery of the service to the customer.

DT Midstream, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

The following table presents contract liability amounts as of September 30, 2024 that are expected to be recognized as revenue in future periods:

(millions)
Remainder of 2024	$4
2025	17
2026	17
2027	17
2028	15
2029 and thereafter	76
Total	$146
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
The following table presents revenue amounts related to fixed consideration associated with unsatisfied performance obligations as of September 30, 2024 that are expected to be recognized as revenue in future periods:

(millions)
Remainder of 2024	$35
2025	150
2026	128
2027	97
2028	65
2029 and thereafter	229
Total	$704
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
As of both September 30, 2024 and December 31, 2023, we had capitalized costs to obtain or fulfill a contract of $18 million, which are included in other current assets and other noncurrent assets in the accompanying Consolidated Statements of Financial Position. During the three and nine months ended September 30, 2024 and 2023 we recognized less than $1 million of amortization expense related to such capitalized costs.

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
The following is a reconciliation of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
	(millions, except per share amounts)
Basic and Diluted Earnings per Common Share
Net Income Attributable to DT Midstream	$88	$91	$281	$263
Average number of common shares outstanding — basic	97.1	97.0	97.1	96.9

Incremental shares attributable to:
Average dilutive restricted stock units and performance share awards	0.9	0.5	0.7	0.5
Average number of common shares outstanding — diluted	98.0	97.5	97.8	97.4

Basic Earnings per Common Share	$0.91	$0.94	$2.90	$2.72
Diluted Earnings per Common Share	$0.90	$0.94	$2.87	$2.70
We declared the following cash dividends:

Dividends Declared	Dividend Amount		Dividend Payment Date
(quarter ended)	(per-share)	(millions)
2023
March 31	$0.69	$67	April 2023
June 30	$0.69	$67	July 2023
September 30	$0.69	$67	October 2023
December 31	$0.69	$67	January 2024
2024
March 31	$0.735	$71	April 2024
June 30	$0.735	$71	July 2024
September 30	$0.735	$71	October 2024
NOTE 7 — INCOME TAXES
Effective Tax Rates
We record income taxes during the interim period using an estimated annual ETR and recognize specific events discretely as they occur.
The interim period ETRs of DT Midstream were 24% and 26% for the three months ended September 30, 2024 and 2023, respectively, and 24% and 27% for the nine months ended September 30, 2024 and 2023, respectively.
The difference between the interim period ETRs and federal statutory rate of 21% is primarily related to state income taxes. The decrease in the interim period ETR for the comparative nine-month period is driven by the remeasurement of state deferred taxes recognized in 2023 due to changes in tax status and apportionment rates, resulting in a lower ETR in 2024.

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
Fair Value of Financial Instruments
The following table presents the carrying amount and fair value of financial instruments:

	September 30, 2024				December 31, 2023
	Carrying	Fair Value			Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3	Amount	Level 1	Level 2	Level 3
	(millions)
Cash equivalents (a)	$34	$—	$34	$—	$36	$—	$36	$—
Long-term notes receivable — related party	4	—	—	4	4	—	—	4
Short-term borrowings (a)	—	—	—	—	165	—	165	—
Long-term debt (b)	$2,674	$—	$2,548	$—	$3,065	$—	$2,850	$—
______________________________________
(a)Short-term borrowings and money market cash equivalents are stated at cost, which approximates fair value.
(b)Carrying value as of September 30, 2024 represents principal of $2.7 billion, net of unamortized debt discounts and issuance costs.

DT Midstream, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

NOTE 9 — DEBT
Debt Redemptions
In September 2024, we repaid the remaining indebtedness under the Term Loan Facility of $399 million. The early redemption resulted in a loss on extinguishment of debt of $4 million relating to the write-off of unamortized discount and issuance costs, which was recorded as a loss from financing activities on our Consolidated Statements of Operations for the three and nine months ended September 30, 2024. There were no prepayment costs in conjunction with the early redemption of the Term Loan Facility.
Long-Term Debt
The following is a summary of long-term debt:

			Maturity	September 30,	December 31,
Title	Type	Interest Rate	Date	2024	2023
				(millions)
2029 Notes	Senior Notes (a)	4.125%	2029	$1,100	$1,100
2031 Notes	Senior Notes (a)	4.375%	2031	1,000	1,000
2032 Notes	Senior Secured Notes (b)	4.300%	2032	600	600
Term Loan Facility	Term Loan Facility	Variable	2028	—	399
Long-term debt principal				2,700	3,099
Unamortized debt discount				(1)	(2)
Unamortized debt issuance costs				(25)	(32)
Long-term debt, net				$2,674	$3,065
______________________________
(a) Interest payable semi-annually in arrears each June 15 and December 15.
(b) Interest payable semi-annually in arrears each April 15 and October 15.
Short-Term Credit Arrangements and Borrowings
The following table presents the availability under the Revolving Credit Facility:

September 30,
2024
(millions)
Total availability
Revolving Credit Facility, expiring October 2027	$1,000
Amounts outstanding
Revolving Credit Facility borrowings	—
Letters of credit	16
16
Net availability	$984
Borrowings under the Revolving Credit Facility, if any, are used for general corporate purposes, acquisitions, and letter of credit issuances to support our operations and liquidity. Revolving Credit Facility related issuance and amendment costs, net of amortization, were $5 million and $6 million as of September 30, 2024 and December 31, 2023, respectively. These costs are included in other noncurrent assets in our Consolidated Statements of Financial Position and are being amortized over the remaining term of the Revolving Credit Facility.

DT Midstream, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

The Credit Agreement covering the Revolving Credit Facility includes financial covenants that we must maintain. These covenants restrict the ability of DT Midstream and our subsidiaries to incur additional indebtedness and guarantee indebtedness, create or incur liens, engage in mergers, consolidations, liquidations or dissolutions, sell, transfer or otherwise dispose of assets, make investments, acquisitions, loans or advances, pay dividends and distributions or repurchase capital stock, prepay, redeem or repurchase certain junior indebtedness, enter into agreements that limit the ability of the restricted subsidiaries to make distributions to DT Midstream or the ability of DT Midstream and our restricted subsidiaries to incur liens on assets and enter into certain transactions with affiliates. The Revolving Credit Facility requires maintenance of (i) a maximum consolidated net leverage ratio of 5 to 1, and (ii) a minimum interest coverage ratio of no less than 2.5 to 1. The consolidated net leverage ratio means the ratio of net debt determined in accordance with GAAP to annual consolidated EBITDA, as defined in the Credit Agreement. The interest coverage ratio means the ratio of annual consolidated EBITDA to annual interest expense, as defined in the Credit Agreement. The Credit Agreement definition of annual consolidated EBITDA excludes EBITDA from equity method investees, but includes dividends and distributions from equity method investees. As of September 30, 2024, the consolidated net leverage ratio and the interest coverage ratio were 1.9 to 1 and 8.4 to 1, respectively, and we were in compliance with these financial covenants.
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
Guarantees
In certain limited circumstances, we enter into contractual guarantees. We may guarantee another entity's obligation in the event it fails to perform and may provide guarantees in certain indemnification agreements. We did not have any guarantees of other parties' obligations as of September 30, 2024.
Surety Bonds
In certain limited circumstances, we enter into contracts that require us to obtain external surety bonds to secure our payment and performance. We agree to indemnify the issuers of these surety bonds for amounts, if any, paid by them under these agreements. In the event that any surety bonds are called for non-performance, we would be obligated to reimburse the issuer of the surety bond. The maximum potential indemnification under our surety bond agreements as of September 30, 2024 is $29 million.
Vector Line of Credit
We are the lender under a revolving term credit facility to Vector, the borrower, in the amount of CAD $70 million. The credit facility was executed in response to the passage of Canadian regulations requiring oil and gas pipelines to demonstrate their financial ability to respond to a catastrophic event and exists for the sole purpose of satisfying these regulations. Vector may only draw upon the facility if the funds are required to respond to a catastrophic event. The maximum potential payout as of September 30, 2024 is USD $52 million. The funding of a loan under the terms of the revolving term credit facility is considered remote.
Contingent Liability
In order to comply with certain state environmental regulations, we have an obligation to restore pipeline right-of-way slope failures that may arise in the ordinary course of business in the Utica and Marcellus formations. We completed evaluations of all locations, which were prioritized based on the severity and proximity of the slope failures, and used updated cost information to assess the adequacy of the estimate for the contingent liability accrual. Based on these evaluations, we recorded a reduction to the contingent liability accrual and decrease to operation and maintenance expense of $9 million during the three months ended June 30, 2024. As of September 30, 2024 and December 31, 2023, we had accrued contingent liabilities of $4 million and $13 million, respectively, for future slope restoration expenditures. The accrual is included in other current liabilities and other liabilities in the Consolidated Statements of Financial Position. While restoration is ongoing, we believe the accrued amounts are sufficient to cover estimated future expenditures.

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
Inter-segment billing for goods and services exchanged between segments is based upon contracted prices of the provider. Inter-segment billings were not significant for the three and nine months ended September 30, 2024 and 2023.
The following tables present financial data by business segment:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
	(millions)
Operating Revenues
Pipeline	$112	$96	$328	$271
Gathering	136	138	404	407
Total	$248	$234	$732	$678

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
	(millions)
Net Income Attributable to DT Midstream
Pipeline	$71	$64	$216	$185
Gathering	17	27	65	78
Total	$88	$91	$281	$263
NOTE 12 — ACQUISITION
Clean Fuels Gathering Asset Acquisition
On July 1, 2024, DT Midstream closed on the purchase of a clean fuels gathering project from a privately held coal mine methane producer for purchase consideration of $12 million, which was accounted for as an asset acquisition (the "Acquisition"). The Acquisition was comprised of gathering and treating assets that process coal mine methane into pipeline quality natural gas which was capitalized as property, plant and equipment. The Acquisition aligns with our strategy to pursue economically attractive opportunities and deploy GHG reducing technologies and is expected to generate carbon offsets and federal income tax credits for clean fuel production. A concurrent gas supply agreement was executed which requires contingent payments from DT Midstream of up to $34 million upon the completion of certain milestones, including cumulative production and income tax credits, and variable payments under a sharing mechanism that could be material. As of September 30, 2024, one milestone had been achieved and $10 million was recorded as accounts payable.

DT Midstream, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

NOTE 13 — SUBSEQUENT EVENT
Dividend Declaration
On October 29, 2024, we announced that our Board of Directors declared a quarterly dividend of $0.735 per share of common stock. The dividend is payable to our stockholders of record as of December 16, 2024 and is expected to be paid on January 15, 2025.

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
For purposes of the following discussion, any increases or decreases refer to the comparison of the three months ended September 30, 2024 to the three months ended June 30, 2024, and the nine months ended September 30, 2024 to the nine months ended September 30, 2023, as applicable. The following table summarizes our consolidated financial results:

	Three Months Ended		Nine Months Ended
	September 30,	June 30,	September 30,	September 30,
	2024	2024	2024	2023
	(millions, except per share amounts)
Operating revenues	$248	$244	$732	$678
Net Income Attributable to DT Midstream	88	96	281	263
Diluted Earnings per Common Share	$0.90	$0.98	$2.87	$2.70

	Three Months Ended		Nine Months Ended
	September 30,	June 30,	September 30,	September 30,
	2024	2024	2024	2023
	(millions)
Net Income Attributable to DT Midstream
Pipeline	$71	$71	$216	$185
Gathering	17	25	65	78
Total	$88	$96	$281	$263

Pipeline
The Pipeline segment consists of our interstate pipelines, intrastate pipelines, storage systems, gathering lateral pipelines including related treatment plants and compression and surface facilities. This segment also includes our equity method investments.
Pipeline results and outlook are discussed below:

	Three Months Ended		Nine Months Ended
	September 30,	June 30,	September 30,	September 30,
	2024	2024	2024	2023
	(millions)
Operating revenues	$112	$109	$328	$271
Operation and maintenance	17	15	48	38
Depreciation and amortization	18	19	55	50
Taxes other than income	5	5	16	12
Asset (gains) losses and impairments, net	—	—	—	(4)
Operating Income	72	70	209	175
Interest expense	12	12	37	42
Interest income	—	—	(1)	(1)
Earnings from equity method investees	(40)	(39)	(125)	(132)
Loss from financing activities	2	—	2	—
Other (income) and expense	—	(2)	(2)	—
Income tax expense	24	24	72	72
Net Income	74	75	226	194
Less: Net Income Attributable to Noncontrolling Interests	3	4	10	9
Net Income Attributable to DT Midstream	$71	$71	$216	$185

Operating revenues increased $3 million for the three months ended September 30, 2024 primarily due to new contracts and expansion of the Haynesville System (LEAP) of $4 million, partially offset by lower volumes on Stonewall. Operating revenues increased $57 million for the nine months ended September 30, 2024 primarily due to new contracts and expansion of LEAP of $46 million, higher Stonewall volumes of $7 million, and higher long-term and short-term storage contracting rates at Washington 10 Storage Complex of $7 million, partially offset by lower Bluestone volumes of $4 million.

Operation and maintenance expense increased $10 million for the nine months ended September 30, 2024 primarily due to higher production-related operating expenses from the expansion of LEAP, operational flow order fee activity in the prior period and higher compressor maintenance at the Michigan System.
Depreciation and amortization expense increased $5 million for the nine months ended September 30, 2024 primarily due to new LEAP assets placed into service.
Taxes other than income increased $4 million for the nine months ended September 30, 2024 primarily due to new LEAP assets placed into service.
Asset (gains) losses and impairments, net decreased $4 million for the nine months ended September 30, 2024 due to a one-time gain realized from an insurance settlement that occurred in the prior period.
Interest expense decreased $5 million for the nine months ended September 30, 2024 primarily due to lower outstanding borrowings under the Revolving Credit Facility, partially offset by lower capitalized interest driven by lower construction in progress during 2024.
Earnings from equity method investees decreased $7 million for the nine months ended September 30, 2024 primarily due to higher interest expense driven by timing of prior year senior unsecured notes at NEXUS of $5 million and lower contracted volumes at Millennium of $3 million.

Loss from financing activities increased $2 million for the three and nine months ended September 30, 2024 due to the repayment of our Term Loan Facility that occurred during the current year. See Note 9, "Debt" to the Consolidated Financial Statements under Part I, Item 1. of this Form 10-Q.
Income tax expense was unchanged for the nine months ended September 30, 2024 due to an increase in Income before income taxes, fully offset by the remeasurement of state deferred taxes recognized in 2023. See Note 7, "Income Taxes" to the Consolidated Financial Statements under Part I, Item 1. of this Form 10-Q.
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
Gathering
The Gathering segment includes gathering systems, related treatment plants and compression and surface facilities. Gathering results and outlook are discussed below:

	Three Months Ended		Nine Months Ended
	September 30,	June 30,	September 30,	September 30,
	2024	2024	2024	2023
	(millions)
Operating revenues	$136	$135	$404	$407
Operation and maintenance	46	37	121	138
Depreciation and amortization	35	34	101	83
Taxes other than income	5	4	15	10
Operating Income	50	60	167	176
Interest expense	26	27	80	69
Interest income	(1)	—	(1)	—
Loss from financing activities	2	—	2	—
Other (income) and expense	—	(1)	(1)	(1)
Income tax expense	6	9	22	30
Net Income Attributable to DT Midstream	$17	$25	$65	$78

Operating revenues increased $1 million for the three months ended September 30, 2024 primarily due to higher recovery of production-related operating expenses on Blue Union Gathering of $3 million, partially offset by lower volumes at Appalachia Gathering of $2 million. Operating revenues decreased $3 million for the nine months ended September 30, 2024 primarily due to lower volumes and recovery of production-related operating expenses on Blue Union Gathering of $19 million and lower Susquehanna Gathering volumes of $9 million. The decrease was partially offset by higher Appalachia Gathering rates and volumes of $13 million (net of lower MVC deficiency fee revenues) and new assets placed into service at Ohio Utica Gathering of $12 million.
Operation and maintenance expense increased $9 million for the three months ended September 30, 2024 primarily due to a reduction in Appalachia Gathering environmental contingent liabilities of $9 million which occurred in the prior quarter. Operation and maintenance expense decreased $17 million for the nine months ended September 30, 2024 primarily due to lower planned maintenance and production-related operating expenses on Blue Union Gathering of $15 million and a higher reduction in environmental contingent liabilities at Appalachia Gathering.
Depreciation and amortization expense increased $18 million for the nine months ended September 30, 2024 primarily due to assets placed into service at Ohio Utica Gathering and Blue Union Gathering.
Taxes other than income increased $5 million for the nine months ended September 30, 2024 primarily due to new Ohio Utica Gathering and Blue Union Gathering assets placed into service.

Interest expense increased $11 million for the nine months ended September 30, 2024 primarily due to lower capitalized interest driven by lower construction in progress during 2024, partially offset by lower outstanding borrowings under the Revolving Credit Facility.
Loss from financing activities increased $2 million for the three and nine months ended September 30, 2024 due to the repayment of our Term Loan Facility that occurred during the current year. See Note 9, "Debt" to the Consolidated Financial Statements under Part I, Item 1. of this Form 10-Q.
Income tax expense decreased $8 million for the nine months ended September 30, 2024 primarily due to lower Income before income taxes and the remeasurement of state deferred taxes recognized in 2023. See Note 7, "Income Taxes" to the Consolidated Financial Statements under Part I, Item 1. of this Form 10-Q.
Gathering Outlook
We believe our long-term agreements with producers and the quality of the natural gas reserves in the Marcellus/Utica and Haynesville formations position the business for future growth. We will continue to pursue economically attractive expansion opportunities that leverage our current asset footprint and strategic relationships. These growth opportunities include further expansion at the Haynesville System (Blue Union Gathering), Appalachia Gathering, Ohio Utica Gathering, Tioga Gathering and Clean Fuels Gathering.
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

	Nine Months Ended
	September 30,
	2024	2023
	(millions)
Cash and Cash Equivalents at Beginning of Period	$56	$61
Net cash and cash equivalents from operating activities	611	614
Net cash and cash equivalents from (used for) investing activities	203	(223)
Net cash and cash equivalents from (used for) financing activities	(793)	(422)
Net Increase (Decrease) in Cash and Cash Equivalents	21	(31)
Cash and Cash Equivalents at End of Period	$77	$30

For purposes of the following discussion, any increases or decreases refer to the comparison of the nine months ended September 30, 2024 to the nine months ended September 30, 2023.
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
Net cash and cash equivalents from operating activities decreased $3 million for the nine months ended September 30, 2024 primarily due to a decrease in dividends received from equity method investees, a decrease in working capital changes, and a decrease in interest expense and income tax expense, partially offset by an increase in operating income after adjustment for non-cash items including depreciation and amortization expense, stock-based compensation, and amortization of operating lease right-of-use assets.
Investing Activities
Cash outflows associated with our investing activities are primarily the result of plant and equipment expenditures, acquisitions, and contributions to equity method investees. Cash inflows from our investing activities are generated from proceeds from sale or collection of notes receivable, distributions received from equity method investees, and proceeds from asset sales. As a result of the sales of senior unsecured notes at our equity method investees, we received net distributions from Millennium of $416 million and NEXUS of $371 million during the nine months ended September 30, 2024 and 2023, respectively. For additional detail, see Note 1, "Description of the Business and Basis of Presentation" to the Consolidated Financial Statements under Part I, Item 1. of this Form 10-Q.
Net cash and cash equivalents from investing activities of $203 million for the nine months ended September 30, 2024 increased as compared to net cash and cash equivalents used for investing activities of $223 million for the nine months ended September 30, 2023. The change was primarily due to a decrease in cash used for plant and equipment expenditures and higher distributions received from equity method investees including the Millennium distribution in 2024.
Financing Activities
In September 2024, we repaid the remaining indebtedness under the Term Loan Facility of $399 million. See Note 9, "Debt" to the Consolidated Financial Statements under Part I, Item 1. of this Form 10-Q. DT Midstream paid cash dividends on common stock of $209 million and $196 million during the nine months ended September 30, 2024 and 2023, respectively. See Note 6, "Earnings Per Share and Dividends" to the Consolidated Financial Statements under Part I, Item 1. of this Form 10-Q.
Net cash and cash equivalents used for financing activities increased $371 million for the nine months ended September 30, 2024 primarily due to the repayment of the Term Loan Facility and higher dividends paid on common stock, partially offset by lower net repayments of borrowings under the Revolving Credit Facility.
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
Our sources of liquidity include cash and cash equivalents generated from operating activities and available borrowings under our Revolving Credit Facility. As of September 30, 2024, we had $16 million of letters of credit outstanding and no borrowings outstanding under our Revolving Credit Facility. We had approximately $1.1 billion of available liquidity as of September 30, 2024, consisting of cash and cash equivalents and available borrowings under our Revolving Credit Facility.

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
During the three months ended September 30, 2024, we acquired the Clean Fuels Gathering assets and executed a concurrent gas supply agreement which requires contingent payments from DT Midstream of up to $34 million upon the completion of certain milestones and variable payments under a sharing mechanism that could be material. See Note 12, "Acquisition" to the Consolidated Financial Statements under Part I, Item 1. of this Form 10-Q.
We believe we will have sufficient operating flexibility, cash resources and funding sources to maintain adequate liquidity amounts and to meet future operating cash, capital expenditure and debt servicing requirements. However, our business is capital intensive, and the inability to access adequate capital could adversely impact future earnings and cash flows.
The Credit Agreement covering the Revolving Credit Facility includes financial covenants that DT Midstream must maintain. See Note 9, "Debt" to the Consolidated Financial Statements under Part I, Item 1. of this Form 10-Q.
See also Note 10, "Commitments and Contingencies" to the Consolidated Financial Statements under Part I, Item 1. of this Form 10-Q.
CAPITAL INVESTMENTS
Capital spending within our Company is primarily for ongoing maintenance and expansion of our existing assets, and if identified, attractive growth opportunities. We have been disciplined in our capital deployment and make growth investments that meet our criteria in terms of strategy, management skills, and identified risks and expected returns. All potential investments are analyzed for their rates of return and cash payback on a risk-adjusted basis. Our total capital expenditures, inclusive of $4 million in contributions to equity method investees, were $264 million for the nine months ended September 30, 2024 primarily for expansions on Ohio Utica Gathering, Blue Union Gathering, LEAP and Appalachia Gathering. We anticipate total capital expenditures, inclusive of contributions to equity method investees, for the year ended December 31, 2024 of approximately $380 million to $410 million.
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
We depend on a key customer, Expand Energy, in the Haynesville formation in the Gulf Coast and in the Marcellus formation in the Northeastern U.S. for a significant portion of our revenues. The loss of, or reduction in volumes from, this key customer could result in a decline in demand for our services and materially adversely affect our business, financial condition and results of operations.
Our key customer, Expand Energy, is investment grade. We engage with other customers that are sub-investment grade. These customers are otherwise considered creditworthy or are required to make prepayments or provide security to satisfy credit concerns. We regularly monitor for bankruptcy proceedings that may impact our customers and had no bankruptcy proceedings during the nine months ended September 30, 2024.
Interest Rate Risk
We are subject to interest rate risk in connection with floating rate debt borrowings under our Revolving Credit Facility. Our exposure to interest rate risk arises primarily from changes in SOFR. As of September 30, 2024, we had no floating rate debt borrowings outstanding under our Revolving Credit Facility. See Note 9, "Debt" to the Consolidated Financial Statements under Part I, Item 1. of this Form 10-Q.
We are subject to interest rate risk in connection with our goodwill impairment assessment. See "Critical Accounting Estimates" under Part I, Item 2. of this Form 10-Q.
Summary of Sensitivity Analysis
A sensitivity analysis was performed on the fair values of our long-term debt obligations. The sensitivity analysis involved increasing and decreasing interest rates as of September 30, 2024 by a hypothetical 10% and calculating the resulting change in the fair values. The hypothetical losses related to long-term debt would be realized only if we transferred all of our fixed-rate long-term debt to other creditors. The results of the sensitivity analysis are as follows:

	Assuming a 10% Increase in Rates	Assuming a 10% Decrease in Rates	Change in the Fair Value of
Activity	As of September 30, 2024
	(millions)
Interest rate risk	$(70)	$73	Long-term debt

Item 4. Controls and Procedures
(a) Evaluation of disclosure controls and procedures
Management of DT Midstream carried out an evaluation, under the supervision and with the participation of DT Midstream's Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of DT Midstream's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2024, which is the end of the period covered by this report. Based on this evaluation, DT Midstream's CEO and CFO have concluded that such disclosure controls and procedures are effective in providing reasonable assurance that information required to be disclosed by DT Midstream in reports that it files or submits under the Exchange Act (i) is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms and (ii) is accumulated and communicated to DT Midstream's management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Due to the inherent limitations in the effectiveness of any disclosure controls and procedures, management cannot provide absolute assurance that the objectives of our disclosure controls and procedures will be attained.
(b) Changes in internal control over financial reporting
There have been no changes in DT Midstream's internal control over financial reporting during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, DT Midstream's internal control over financial reporting.

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
Item 5. Other Information
During the three months ended September 30, 2024, none of the Company’s directors or executive officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of the Company’s common stock that was intended to satisfy the affirmative defense conditions of Exchange Act Rule 10b5-1(c) or any "non-Rule 10b5-1 trading arrangement."

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

(ii) Exhibits filed herewith:

4.4	First Supplemental Indenture, dated as of August 12, 2024, among DT Midstream, Inc., the Guarantors and U.S. Bank Trust Company, National Association, as trustee and Notes Collateral Agent

31.1	Chief Executive Officer Section 302 Form 10-Q Certification of Periodic Report

31.2	Chief Financial Officer Section 302 Form 10-Q Certification of Periodic Report

95.1	Mine Safety Disclosure

101.INS	XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Database

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

(iii) Exhibits furnished herewith:

32.1	Chief Executive Officer Section 906 Form 10-Q Certification of Periodic Report

32.2	Chief Financial Officer Section 906 Form 10-Q Certification of Periodic Report

Signature
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized.

Date:	October 29, 2024
DT MIDSTREAM, INC.

		By:	/S/ JEFFREY A. JEWELL
Jeffrey A. Jewell Chief Financial and Accounting Officer
(Duly Authorized Officer)