Form 10-K
period 2024-12-31
DT Midstream, Inc.
filed 2025-02-26
CIK 1842022

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Exchange Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. Yes ☐ No ☒
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to Section 240.10D-1(b). Yes ☐ No ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐ No ☒
On June 28, 2024, the aggregate market value of DT Midstream's voting common stock was approximately $6.9 billion (based on the New York Stock Exchange closing price on such date).
Number of shares of common stock outstanding at February 14, 2025:

Description	Shares
Common stock, par value $0.01	101,358,534
DOCUMENTS INCORPORATED BY REFERENCE
Certain information in DT Midstream's definitive Proxy Statement for our 2025 Annual Meeting of Common Shareholders to be held May 6, 2025, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the end of the registrant’s fiscal year covered by this report on Form 10-K, is incorporated herein by reference to Part III (Items 10, 11, 12, 13, and 14) of this Form 10-K.

DEFINITIONS
Unless the context otherwise requires, references to "we," "us," "our," "Registrant," or the "Company" and words of similar importance refer to DT Midstream and, unless otherwise specified, our consolidated subsidiaries and our unconsolidated joint ventures. As used in this Form 10-K, the terms and definitions below have the following meanings:

AFUDC	Allowance for funds used during construction, represents the cost of financing construction projects for FERC-regulated businesses, including the estimated cost of debt and authorized return on equity

Appalachia Gathering	A 152-mile gathering system that gathers Marcellus shale natural gas and delivers to the Texas Eastern Pipeline and Stonewall

ASC 606	The Accounting Standards Codification of Revenue from Contracts with Customers issued by the FASB

ASU	Accounting Standards Update issued by the FASB

Bcf	Billion cubic feet of natural gas

Bcf/d	Billion cubic feet of natural gas per day

Birdsboro	A 14-mile interstate pipeline transporting gas supply to a gas-fired power plant in Pennsylvania

Bluestone	A 65-mile gathering lateral pipeline, and two compression facilities, that gathers Marcellus shale natural gas and delivers to Millennium and the Tennessee Pipeline

Blue Union Gathering
A 427-mile gathering system that gathers shale natural gas from the Haynesville formation of Louisiana and Texas and delivers to markets in the Gulf Coast region; ancillary services include water impoundment, water transportation, water disposal and sand

Bridge Facility	The $700 million 364-day bridge loan facility committed by Barclays Bank PLC

CAD	Canadian Dollar ($)

CERCLA	Comprehensive Environmental Response, Compensation, and Liability Act

CFTC	Commodity Futures Trading Commission

Chicago Hub	A major natural gas market and transportation hub located in the Chicago area, serving as a critical interconnection point for multiple interstate pipelines

Clean Fuels Acquisition	The purchase of Clean Fuels Gathering from a privately held coal mine methane producer

Clean Fuels Gathering	A 77-mile gathering system that gathers and treats coal mine methane into pipeline quality gas

Columbia Pipeline	Columbia Gas Transmission, LLC, owned by TC Energy Corporation and Global Infrastructure Partners

Credit Agreement	DT Midstream's credit agreement which provides for the Revolving Credit Facility

Distribution	Pro rata distribution to DTE Energy shareholders of all the outstanding common stock of DT Midstream upon the Separation

DTE Energy	DTE Energy Company, the consolidating entity of DT Midstream prior to the Separation

DT Midstream	DT Midstream, Inc. and our consolidated subsidiaries

DT Midstream Plan	The DT Midstream, Inc. Long-Term Incentive Plan

DTM Interstate Transportation	DTM Interstate Transportation, LLC, the consolidated subsidiary of DT Midstream created for the Midwest Pipeline Acquisition which is comprised of Guardian, Midwestern and Viking

EPA	U.S. Environmental Protection Agency

EPAct 2005	Energy Policy Act of 2005

ESA	The U.S. federal Endangered Species Act

ESG	Environmental, social and corporate governance

Expand Energy	Expand Energy Corporation, the company resulting from the merger of Chesapeake Energy Corporation and Southwestern Energy Company which closed on October 1, 2024, and/or its affiliates

DEFINITIONS

FASB	Financial Accounting Standards Board

FERC	Federal Energy Regulatory Commission

GAAP	Generally Accepted Accounting Principles in the United States

Generation	A 29-mile intrastate pipeline in northern Ohio and owned by NEXUS

GHG	Greenhouse gas

Guardian	Guardian Pipeline, L.L.C., a 263-mile interstate pipeline which connects to the Chicago Hub and serves key Wisconsin demand centers

Haynesville System	Pipeline and gathering system which is comprised of LEAP, Blue Union Gathering, and associated facilities

HCA	High consequence area

Inflation Reduction Act	The Inflation Reduction Act of 2022 (H.R. 5374)

LEAP	Louisiana Energy Access Project, a 211-mile gathering lateral pipeline that gathers Haynesville shale natural gas and delivers to markets in the Gulf Coast region

LIBOR	London Inter-Bank Offered Rates

LNG	Liquefied natural gas

Michigan System	A 335-mile pipeline system in northern Michigan

Midwestern	Midwestern Gas Transmission Company, a 402-mile bi-directional interstate pipeline which connects Appalachia supply to the Midwest market region between Tennessee and the Chicago Hub

Midwest Pipeline Acquisition	The transaction with ONEOK, pursuant to which DTM Interstate Transportation acquired 100% of the equity interests in each of Guardian, Midwestern and Viking

Millennium
Millennium Pipeline Intermediate Holdings LLC, a joint venture that, through its wholly owned subsidiary, Millennium Pipeline Company, LLC, owns a 266-mile interstate transportation pipeline and compression facilities serving markets in the northeast and supply from the northeast Marcellus region, in which DT Midstream owns a 52.5% interest

Mountain Valley Pipeline
A 303-mile natural gas pipeline owned by Mountain Valley Pipeline, LLC which spans from West Virginia to Virginia and transports natural gas from the Marcellus and Utica shale regions to markets in the southeastern United States

MVC	Minimum volume commitment

National Grid	National Grid Millennium LLC

NEPA	National Environmental Policy Act

NEXUS
NEXUS Gas Transmission, LLC, a joint venture that owns (i) a 256-mile interstate transportation pipeline and three compression facilities that transports Utica and Marcellus shale natural gas to Ohio, Michigan and Ontario market centers and (ii) Generation, in which DT Midstream owns a 50% interest

NGA	Natural Gas Act

NGPA	Natural Gas Policy Act

NWP 12	The U.S. Army Corps of Engineers Clean Water Act Section 404 Nationwide Permit 12

NYSE	New York Stock Exchange

Ohio Utica Gathering	A 20-mile gathering system, including compression and dehydration facilities, that gathers Utica shale natural gas from producer wells and delivers to a nearby processing plant

ONEOK
ONEOK, Inc., a publicly traded energy company engaged in the gathering, processing, storage, and transportation of natural gas, including through its ownership of ONEOK Partners Intermediate Limited Partnership and Border Midwestern Company

OSHA	The U.S. federal Occupational Safety and Health Act

DEFINITIONS

PHMSA	Pipeline and Hazardous Materials Safety Administration

RCRA	Resource Conservation and Recovery Act

Revolving Credit Facility	DT Midstream's secured revolving credit facility issued under the Credit Agreement

S&P 500 Index	Standard & Poor's 500 Index

SEC	Securities and Exchange Commission

Separation	The separation and spin-off of DT Midstream from DTE Energy, effective July 1, 2021

Separation and Distribution Agreement
The Separation and Distribution Agreement with DTE Energy was established before the Distribution to set forth DT Midstream's agreements with DTE Energy regarding the principal actions to be taken in connection with the Separation, as well as other agreements that govern aspects of DT Midstream's relationship with DTE Energy following the Separation

SOFR	Secured Overnight Financing Rate

South Romeo	South Romeo Gas Storage Company, LLC, a joint venture which owns the Washington 28 Storage Complex, in which DT Midstream owns a 50% interest

Stonewall	A 68-mile gathering lateral pipeline, in which DT Midstream owns an 85% interest, that gathers Marcellus and Utica shale natural gas and delivers to the Columbia Pipeline

Susquehanna Gathering	A 198-mile gathering system that gathers Marcellus shale natural gas and delivers to Bluestone

Tax Matters Agreement	The agreement that governs the respective rights, responsibilities and obligations of DTE Energy and DT Midstream after the Separation with respect to all tax matters

Tennessee Pipeline	Tennessee Gas Pipeline Company, LLC, owned by Kinder Morgan, Inc.

Term Loan Facility	DT Midstream's term loan facility issued under the Credit Agreement, which was repaid in 2024

Texas Eastern Pipeline	Texas Eastern Transmission, LP, owned by Enbridge Inc.

Tioga Gathering	A 3-mile gathering system that gathers shale natural gas to the Eastern Gas Transmission system

U.S.	United States of America

USD	United States Dollar ($)

Vector
Vector Pipeline LP, a joint venture that owns a 348-mile interstate transportation pipeline and five compression facilities connecting Illinois, Michigan, and Ontario market centers, in which DT Midstream owns a 40% interest

VIE	Variable Interest Entity

Viking	Viking Gas Transmission Company, a 674-mile bi-directional interstate pipeline which serves key utility customers in Minnesota, Wisconsin and North Dakota

Washington 10 Storage Complex	An interstate storage system located in Michigan with 94 Bcf of storage capacity, in which DT Midstream owns a 91% interest, and associated compression facilities

WOTUS	Navigable Waters Protection Rule under the U.S. federal Clean Water Act

2020 PIPES Act	Protecting Our Infrastructure of Pipelines and Enhancing Safety Act of 2020

2029 Notes	Senior unsecured notes of $1.1 billion in aggregate principal amount due June 2029

2031 Notes	Senior unsecured notes of $1.0 billion in aggregate principal amount due June 2031

2032 Notes	Senior secured notes of $600 million in aggregate principal amount due April 2032

2034 Notes	Senior secured notes of $650 million in aggregate principal amount due December 2034

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
•changes in global trade policies and tariffs;
•global supply chain disruptions;
•actions taken by third-party operators, producers, processors, transporters and gatherers;
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
•our ability to realize the anticipated benefits and manage the risks of the Midwest Pipeline Acquisition described herein;
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

FORWARD-LOOKING STATEMENTS

•the effects and associated cost of compliance with existing and future laws and governmental regulations, such as the Inflation Reduction Act;
•changes in environmental laws, regulations or enforcement policies, including laws and regulations relating to pipeline safety, climate change and GHG emissions;
•changes in laws, regulations or enforcement policies, including those relating to construction and operation of new interstate gas pipelines, ratemaking to which our pipelines may be subject, or other non-environmental laws and regulations;
•our ability to qualify for federal income tax credits by Clean Fuels Gathering;
•our ability to develop low carbon business opportunities and deploy GHG reducing technologies;
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
Business Overview
We are an owner, operator, and developer of an integrated portfolio of natural gas midstream assets. We provide multiple, integrated natural gas services to customers through our interstate pipelines, intrastate pipelines, storage systems, gathering lateral pipelines including related treatment plants and compression and surface facilities, and gathering systems including related treatment plants, and compression and surface facilities. We also own joint venture interests in equity method investees which own and operate interstate pipelines that connect to our wholly owned assets. On December 31, 2024, we closed on the Midwest Pipeline Acquisition of three FERC-regulated natural gas transmission pipelines. See Note 16, "Acquisitions" to the Consolidated Financial Statements under Part II, Item 8 of this Form 10-K.
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

2024 Executive Summary
During the year ended December 31, 2024, DT Midstream's accomplishments and business developments included:
•Attained Net Income Attributable to DT Midstream of $354 million;
•Declared total cash dividends of $2.94 per common share;
•Closed on the Midwest Pipeline Acquisition of three FERC-regulated natural gas transmission pipelines, Guardian, Midwestern and Viking, from ONEOK for a purchase price of $1.2 billion on December 31, 2024. The pipelines have a total capacity of approximately 3.7 Bcf/d and 1,300 miles across seven states in the Midwest market region;
•To fund the Midwest Pipeline Acquisition, we:
◦Issued 4,168,750 common shares and received net proceeds of approximately $406 million;
◦Issued 5.800% senior secured notes due 2034 in aggregate principal amount of $650 million; and
◦Utilized our Revolving Credit Facility and cash on hand for the remaining purchase consideration;
•Placed the LEAP phase 3 expansion into service early and reached a final investment decision on the LEAP phase 4 expansion, which will increase the system capacity to 2.1 Bcf/d by the first half of 2026;
•Reached a final investment decision to construct an interconnect between Stonewall and the Mountain Valley Pipeline;
•Completed the Clean Fuels Acquisition and advanced the carbon capture and sequestration project in Louisiana through completion of the Class V test well;
•Credit rating was upgraded to investment-grade by Fitch Ratings and our outlook was upgraded to positive by both Moody's and S&P;
•Received a net distribution of $416 million from Millennium as a result of the issuance of senior unsecured notes;
•Repaid our remaining Term Loan Facility borrowings of $399 million;
•Amended the Credit Agreement to extend the Revolving Credit Facility maturity date to December 2029; and
•Published our third annual Corporate Sustainability Report. The information in our Corporate Sustainability Report is not incorporated by reference into this Form 10-K.

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
•Pursue economically attractive opportunities. We intend to pursue economically attractive expansion and acquisition opportunities that leverage our current asset footprint and strategic relationships with our customers.
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
Expand Energy accounted for approximately 56% of our operating revenues for the year ended December 31, 2024. Our operating revenues do not include revenues of unconsolidated joint ventures accounted for as equity method investments.

Pipeline Segment
Description
Our Pipeline segment includes our interstate pipelines, intrastate pipelines, storage systems, gathering lateral pipelines including related treatment plants and compression and surface facilities. The Pipeline segment also includes joint venture interests in equity method investees which own and operate interstate pipelines that connect to our wholly owned assets. Our subsidiary companies own and operate these types of assets across multiple states and Eastern Canada.
Our interstate pipelines are FERC-regulated assets that transport natural gas from interconnected pipelines to power plants, local distribution companies and industrial end users, as well as interconnected pipelines for delivery to additional markets. Our intrastate pipelines are typically state-regulated assets that transport natural gas from interconnected pipelines to power plants, local distribution companies and industrial end users. Our gathering lateral pipelines are assets that gather natural gas for our customers from multiple central delivery points within a basin and redeliver that natural gas to interstate pipelines, intrastate pipelines, and LNG export terminals for further downstream transportation and, accordingly, perform a gathering function not subject to FERC jurisdiction. Our storage systems provide natural gas storage services for customers, subject to FERC jurisdiction. On December 31, 2024, we closed on the Midwest Pipeline Acquisition of three FERC-regulated natural gas transmission pipelines. See Note 16, "Acquisitions" to the Consolidated Financial Statements under Part II, Item 8 of this Form 10-K.
Revenues and Earnings from Equity Method Investees
DT Midstream primarily provides two types of pipeline and storage services: firm service and interruptible service. Firm service revenue contracts are typically long-term and structured using fixed demand charges or MVCs with fixed deficiency fee rates. This provides for fixed revenue commitments regardless of actual volumes of natural gas that flow, which leads to more stable operating performance, revenues and cash flows and limits our exposure to natural gas price fluctuations. For the year ended December 31, 2024, approximately 92% of our Pipeline revenue was generated under firm service revenue contracts and approximately 99% of the revenue of our unconsolidated joint ventures was generated under firm service revenue contracts. The earnings of our unconsolidated joint ventures are included in earnings from equity method investees in our Consolidated Statements of Operations. Interruptible service revenue contracts typically contain fixed rates, with total consideration dependent on actual natural gas volumes that flow.
For the year ended December 31, 2024, revenue from the Pipeline segment accounted for approximately 45% of our consolidated revenue. The cash flows from our Pipeline operations can be impacted in the short term by seasonality, weather fluctuations and the financial condition of our customers.
Competition
Our Pipeline operations compete for customers primarily based on geographic location, which determines connectivity and proximity to supply sources and end users, as well as price, operating reliability and flexibility, available capacity, and service offerings. Our primary competitors in the natural gas interstate pipelines and transmission market and in the gathering lateral pipelines market include major interstate pipelines and midstream companies that can transport and gather natural gas volumes between interstate systems and between central delivery points within a basin.

Properties
The following table presents certain information concerning our principal properties included in the Pipeline segment:

Property Classification	% Owned	Operator	Approximate Capacity (Bcf/d)	Approximate Compression Horsepower	Description	Location
Pipeline
FERC-Regulated Interstate Pipelines
Birdsboro	100%	Yes	0.2	—	A 14-mile interstate pipeline transporting gas supply to a gas-fired power plant in Pennsylvania	PA
Guardian (a)	100%	Yes	1.3	100,300	A 263-mile interstate pipeline which connects to the Chicago Hub and serves key Wisconsin demand centers	IL and WI
Midwestern (a)	100%	Yes	1.5	82,900	A 402-mile bi-directional interstate pipeline which connects Appalachia supply to the Midwest market region between Tennessee and the Chicago Hub	KY, IL, IN and TN
Millennium (b)	52.5%	No	1.9	84,400	A joint venture that owns a 266-mile interstate transportation pipeline and compression facilities serving markets in the northeast and supply from the northeast Marcellus region	NY
NEXUS (b)	50%	No	1.4	99,100
A joint venture that owns a 256-mile transportation pipeline and three compression facilities that transports Utica and Marcellus shale natural gas to Ohio, Michigan and Ontario market centers and Generation
						OH and MI
Vector (b)	40%	No	2.8	120,000	A joint venture that owns a 348-mile pipeline and five compression facilities connecting Illinois, Michigan and Ontario market centers	Canada, IL, IN and MI
Viking (a)	100%	Yes	1.0	69,500	A 674-mile bi-directional interstate pipeline which serves key utility customers in Minnesota, Wisconsin and North Dakota	MN, ND and WI
Intrastate Pipelines
Generation	50%	No	0.4	—	A 29-mile intrastate pipeline in northern Ohio and owned by NEXUS	OH
FERC-Regulated Storage System
Washington 10 Storage Complex (c)	91%	Yes	N/A	26,200	An interstate storage system with 94 Bcf of storage capacity and associated compression facilities	MI
Gathering Lateral Pipelines
Bluestone	100%	Yes	1.2	33,200	A 65-mile gathering lateral pipeline, and two compression facilities, that gathers Marcellus shale natural gas to Millennium and the Tennessee Pipeline	PA and NY
LEAP	100%	Yes	1.9	27,000	A 211-mile gathering pipeline that gathers Haynesville shale natural gas to markets in the Gulf Coast region	LA
Michigan System	100%	Yes	0.8	2,400	A 335-mile pipeline system in northern Michigan	MI
Stonewall	85%	Yes	1.5	—	A 68-mile gathering lateral pipeline that gathers Marcellus and Utica shale natural gas to the Columbia Pipeline	WV
__________________________________
(a)The Midwest Pipeline Acquisition closed on December 31, 2024. See Note 16, "Acquisitions" to the Consolidated Financial Statements under Part II, Item 8 of this Form 10-K.
(b)We account for our ownership interest in these joint venture properties as equity method investments in accordance with GAAP. See Note 1, "Description of the Business and Basis of Presentation" to the Consolidated Financial Statements under Part II, Item 8 of this Form 10-K.
(c)The Washington 10 Storage Complex includes 16 Bcf of leased capacity from the Washington 28 Storage Complex, which is held by a joint venture, South Romeo, in which DT Midstream owns a 50% interest.

Business Updates
On December 31, 2024, we closed on the Midwest Pipeline Acquisition of three FERC-regulated natural gas transmission pipelines, Guardian, Midwestern and Viking, from ONEOK for a purchase price of $1.2 billion. The pipelines have a total capacity of approximately 3.7 Bcf/d and 1,300 miles across seven states in the Midwest market region. To fund the Midwest Pipeline Acquisition, we issued 4,168,750 common shares at a price to the public of $101.00 per share and received net proceeds of approximately $406 million and issued $650 million in aggregate principal amount of 5.800% senior secured notes due December 2034.
During the year ended December 31, 2024, we placed the LEAP phase 3 expansion into service and reached a final investment decision on the LEAP phase 4 expansion, which will increase the system capacity to 2.1 Bcf/d by the first half of 2026. We also reached a final investment decision to proceed on an interconnect between Stonewall and Mountain Valley Pipeline. Capital expenditure investments for our ongoing expansion projects are contemplated in our forecasted capital expenditures discussed under Part II, Item 7 "Management’s Discussion and Analysis of Financial Condition and Results of Operations—Capital Investments" of this Form 10-K.
In September 2024, Millennium closed on the sale of $800 million of senior unsecured notes with a weighted-average coupon rate of 5.88%. We received a distribution from Millennium of $416 million, net of fees and expenses, which reduced our investment balance under the equity method of accounting. We used the proceeds from the distribution to repay our existing indebtedness under our Term Loan Facility and for general corporate purposes. See Note 1, "Description of the Business and Basis of Presentation" to the Consolidated Financial Statements under Part II, Item 8 of this Form 10-K.
Gathering Segment
Description
Our Gathering segment includes gathering systems, related treatment plants, and compression and surface facilities. Our subsidiary companies own and operate these types of assets across multiple states.
Our natural gas gathering systems primarily consist of networks of pipelines that collect natural gas from points at or near our customers’ wells for delivery to plants for treating, to gathering pipelines for further gathering, or to pipelines for transportation. Natural gas is moved from the receipt points to the central delivery points on our gathering systems. We provide other ancillary services within our Gathering segment, including compression, dehydration, gas treatment, water impoundment, water transportation, water disposal, and sand mining. Our gathering systems provide a gathering function and are therefore not subject to FERC jurisdiction. Our gathering business has significant infrastructure within our customers' production acreage that is contractually dedicated to DT Midstream to provide gathering services. The Clean Fuels Gathering assets and results of operations after the July 1, 2024 acquisition date are presented in our Gathering segment. See Note 16, "Acquisitions" to the Consolidated Financial Statements under Part II, Item 8 of this Form 10-K.
Revenues
Our Gathering segment typically has firm revenue contracts that are long-term and structured using fixed demand charges or MVCs with fixed deficiency fee rates. This provides for fixed revenue commitments regardless of actual volumes of natural gas that flow, which leads to more stable operating performance, revenues and cash flows and limits our exposure to natural gas price fluctuations. Additional revenues are generated from proved developed producing reserves connected to our assets, which we refer to as "flowing gas." For the year ended December 31, 2024, approximately 54% and 45% of our Gathering segment revenue was generated under firm revenue contracts and flowing gas, respectively.
For the years ended December 31, 2024 and 2023, average throughput from the Gathering segment was 2.9 Bcf/d and 3.0 Bcf/d, respectively. For the year ended December 31, 2024, revenue from the Gathering segment accounted for approximately 55% of our consolidated revenue.
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

Properties
The following table presents certain information concerning our principal properties included in the Gathering segment:

Property Classification	% Owned	Operator	Approximate Capacity (Bcf/d)	Approximate Compression Horsepower	Description	Location
Gathering
Appalachia Gathering	100%	Yes	1.0	81,300	A 152-mile gathering system that gathers Marcellus shale natural gas to the Texas Eastern Pipeline and Stonewall	PA and WV
Blue Union Gathering	100%	Yes	2.6	81,600
A 427-mile gathering system that gathers shale natural gas from the Haynesville formation of Louisiana and Texas and delivers to markets in the Gulf Coast region; ancillary services include water impoundment, water transportation, water disposal, and sand
						LA and TX
Clean Fuels Gathering	100%	Yes	0.0	6,000	A 77-mile gathering system that gathers and treats coal mine methane into pipeline quality natural gas	IL
Ohio Utica Gathering	100%	Yes	0.1	12,500	A 20-mile gathering system, including compression and dehydration facilities, that gathers Utica shale natural gas from producer wells to a nearby processing plant	OH
Susquehanna Gathering	100%	Yes	1.3	88,700	A 198-mile gathering system that gathers Marcellus shale natural gas to Bluestone	PA
Tioga Gathering	100%	Yes	0.1	—	A 3-mile gathering system that gathers shale natural gas to the Eastern Gas Transmission system	PA
Business Updates
During the first half of 2024, we placed the new Ohio Utica Gathering system into service. Additionally, we completed the Clean Fuels Acquisition and advanced our carbon capture and sequestration project in Louisiana through completion of the Class V test well. The carbon capture and sequestration Class VI permit application was transferred to the Louisiana Department of Energy and Natural Resources in February 2024, and we are awaiting the completion of their review.
Capital expenditure investments for our ongoing expansion projects are contemplated in our forecasted capital expenditures discussed under Part II, Item 7 "Management’s Discussion and Analysis of Financial Condition and Results of Operations—Capital Investments" of this Form 10-K.
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

Human Capital Resources
DT Midstream recognizes that being innovative is necessary for our continued growth. We currently employ 556 employees, all of whom are employed full-time, exclusive of our student intern program. This includes approximately 150 employees who joined DT Midstream to support DTM Interstate Transportation as part of the Midwest Pipeline Acquisition. All of our employees are in the U.S., with our headquarters in Detroit, Michigan and locations in Illinois, Indiana, Kentucky, Louisiana, Minnesota, Ohio, Oklahoma, Pennsylvania, Tennessee, Texas, West Virginia, and Wisconsin. None of our employees are covered by collective bargaining agreements. We believe that our employee relations are good.
Know, Support and Respect Culture
Our human capital resources objectives center around employee engagement, fostering our culture, and leadership development, including training focused on our Know, Support and Respect Culture priorities discussed below. We maintain and grow our team using practices that help us identify, hire, incentivize, and retain our existing employees. Our employees have access to mentoring and educational development opportunities, including leadership development programs for emerging leaders identified at various levels within our corporate structure. Our executive leadership team meets annually with our Board of Directors' Organization and Compensation Committee to discuss executive leadership succession planning, including successor candidates and emerging leaders for management positions within the Company.
DT Midstream is committed to building an empowered and engaged team of the highest quality that delivers safe and reliable service to our customers. Rather than having stand-alone programs, we integrate these practices into our overall operating model and focus on the outcomes of Knowing, Supporting, and Respecting one another. We regularly review our representation demographics and engagement scores, and we evaluate our success based on our ability to advance our Know, Support and Respect Culture priorities:
•Know — Deliberately understanding the demographics and cultural norms of the communities where we live and operate;
•Support — Honestly understanding and listening to the perspectives and needs of all employees, regardless of location, position, or tenure - and developing strategic action plans based on annual engagement survey feedback; and
•Respect — Respect is required, so every employee will feel comfortable at work.
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
Compensation and Benefits Description
Our human capital resources objectives also include recruiting, incentivizing, fostering belonging, and retaining top talent. To achieve this, we offer all employees competitive compensation packages, annual and long-term incentive programs, defined contribution retirement savings plans and an employer contribution match, as well as paid time off, medical, dental, vision and other employee benefits. We review our compensation practices annually to ensure that pay is fair and internally equitable, and we believe our long-term incentive plan is important for our ability to attract, retain, motivate and reward employees. For additional information on the metrics used in our incentive plans, see Part III, Item 11 "Executive Compensation" of this Form 10-K.
For additional information on our approach to managing our human capital resources, see our 2024 Corporate Sustainability Report on our website. The information in our Corporate Sustainability Report is not incorporated by reference into this Form 10-K.

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
Additional rules and legislation pertaining to these matters are considered and adopted from time to time. In certain instances, existing rules and legislation may be repealed or substantially modified in a way that reduces our regulatory compliance obligations. We cannot predict whether any such additional rules or legislation will be promulgated or enacted, whether any existing rules or legislation will be repealed or substantially modified, or what effect, if any, such changes might have on our operations, or existing regulatory requirements. To the extent that any new rules or legislation increase our regulatory compliance obligations, the industry could be required to incur additional capital expenditures and increased costs depending on future legislative and regulatory changes.
Federal Interstate Transportation & Storage Regulation
Many of our business operations are subject to extensive regulation by FERC under the NGA, the NGPA and regulations, rules and policies promulgated under those and other statutes. Specifically, Birdsboro, Guardian, Midwestern, Millennium, NEXUS, Vector, Viking and the Washington 10 Storage Complex are subject to FERC's NGA authority and provide interstate natural gas transportation or storage services in accordance with their FERC-approved tariffs. Notwithstanding the regulatory discussion below, we believe the regulatory burden does not currently affect our competitive condition.
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
Failure of an interstate pipeline to comply with its obligations under the NGA could result in the imposition of civil and criminal penalties. The EPAct 2005 amended the NGA to give FERC authority to impose civil penalties for violations of the NGA up to $1,584,648 per violation per day (as adjusted for inflation for 2025), and violators may be subject to criminal penalties of up to $1 million per violation per day and five years in prison.
To the extent that an intrastate pipeline system transports natural gas in interstate commerce, the rates, terms and conditions of such interstate transportation service are subject to FERC rules and regulations under Section 311 of the NGPA. Non-compliance with FERC’s rules and regulations established under Section 311 of the NGPA could result in the imposition of civil and criminal penalties. The EPAct 2005 also amended the NGPA to give FERC authority to impose civil penalties for violations of the NGPA up to $1,584,648 per violation per day (as adjusted for inflation for 2025), and violators may be subject to criminal penalties of up to $1 million per violation and five years in prison.
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
Gathering Pipeline Regulation
Section 1(b) of the NGA exempts natural gas gathering facilities from regulation by FERC. We believe that our gathering systems meet the traditional tests FERC has used to establish a pipeline’s status as an exempt gatherer not subject to regulation as a FERC-jurisdictional natural gas company. If FERC were to consider the status of an individual facility and determine that the facility is not a gathering pipeline and the pipeline provides interstate transmission service, the rates for, and terms and conditions of, services provided by such facility would become subject to regulation by FERC under the NGA or the NGPA. Such regulation could decrease revenue, increase operating costs and, depending upon the facility in question, adversely affect our business, financial condition and results of operations. In addition, if any of our facilities were found to have provided services or otherwise operated in violation of the NGA or NGPA, this could result in the imposition of civil penalties as well as a requirement to disgorge charges collected for such service in excess of the rate established by FERC.
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
FERC and CFTC Enforcement
The EPAct 2005 amended the NGA and NGPA to prohibit fraud and manipulation in natural gas markets, and FERC issued a final rule making it unlawful for any entity, in connection with the purchase or sale of natural gas or transportation service subject to FERC’s jurisdiction, to defraud, make an untrue statement or omit a material fact, or engage in any practice, act or course of business that operates or would operate as a fraud. FERC’s anti-manipulation rules apply to interstate gas pipeline and storage companies and intrastate gas pipeline and storage companies that provide interstate services, such as Section 311 service, as well as otherwise non-jurisdictional entities to the extent the activities are conducted "in connection with" gas sales, purchases or transportation subject to FERC jurisdiction. The anti-manipulation rules apply to intrastate sales and gathering activities only to the extent that there is a "nexus" to FERC-jurisdictional transactions. The EPAct 2005 also provided FERC with the authority to impose civil penalties, which, as adjusted for inflation for 2025, is currently up to a maximum of $1,584,648 per violation per day.
In addition, the CFTC is directed under the Commodities Exchange Act to prevent price manipulations for the commodity and futures markets, including the energy futures markets. Pursuant to the Dodd-Frank Act and other authority, the CFTC has adopted anti-market manipulation regulations that prohibit fraud and price manipulation in the commodity and futures markets. The CFTC also has statutory authority to seek civil penalties of up to the greater of approximately $1.5 million (as adjusted for inflation for 2025) or triple the monetary gain to the violator for violations of the anti-market manipulation sections of the Commodities Exchange Act.
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

PHMSA often issues new or amended safety standards and reporting requirements for gas pipeline facilities. For example, the "Safety of Gas Transmission Pipelines: MAOP Reconfirmation, Expansion of Assessment Requirements, and Other Related Amendments" rule, which became effective July 1, 2020, requires operators of certain gas transmission pipelines to reconfirm maximum allowable operating pressure and establishes "Moderate Consequence Areas" for determining regulatory requirements for gas transmission pipeline segments outside of HCAs. The rule also establishes new requirements for conducting periodic integrity assessments outside of HCAs and incorporates industry standards and guidelines as well as new requirements for integrity management programs. In August 2022, PHMSA published the "Safety of Gas Transmission Pipelines: Repair Criteria, Integrity Management Improvements, Cathodic Protection, Management of Change, and Other Related Amendments" rule, effective May 24, 2023, which increases gas integrity management and corrosion control requirements and establishes repair criteria for pipelines outside of HCAs, among other things. We have revised our operating and inspection procedures to address these requirements and have implemented these changes as required by the rules. We may incur additional expenses related to compliance activities associated with this rule but do not expect these expenses to be material.
In November 2021, PHMSA issued another final rule, entitled "Safety of Gas Gathering Pipelines: Extension of Reporting Requirements, Regulation of Large, High-Pressure Lines, and Other Related Amendments," effective May 16, 2022, that established new safety standards and reporting requirements for certain historically unregulated onshore gas gathering lines. The final rule created a new Type C category of regulated onshore gas gathering lines in Class 1 locations that are subject to PHMSA’s safety standards and reporting requirements and required operators to comply with certain regulatory requirements applicable to newly designated Type C gas gathering lines by May 16, 2023. The final rule also created a new Type R category of reporting-only onshore gas gathering pipelines that are subject to PHMSA’s incident and annual reporting requirements. We have revised our operating and maintenance procedures to address these requirements and have implemented these changes. We may incur additional expenses related to compliance activities but do not expect these expenses to be material.
Additionally, in April 2022, PHMSA published the "Pipeline Safety: Requirement of Valve Installation and Minimum Rupture Detection Standard" rule, effective October 5, 2022, which required installation of remote control or automatic shut-off valves (or alternative equivalent technology) on certain newly constructed or replaced gas transmission pipelines. The final rule also imposed minimum performance standards for operation of those valves. We may incur additional expenses related to the requirements imposed by this rule, but do not expect these expenses to be material.
PHMSA is in the process of developing regulations to address congressional mandates set forth in the 2020 PIPES Act and for other purposes. For example, in May 2023, PHMSA issued a Notice of Proposed Rulemaking, entitled "Gas Pipeline Leak Detection and Repair," that proposes amendments to implement a congressional mandate in the 2020 PIPES Act and impose leak detection and repair criteria applicable to gas pipelines and underground natural gas storage facilities. The final rule was submitted for publication in the Federal Register in January 2025 but has since been withdrawn for further review by PHMSA with no timeframe for a final rule. PHMSA is also in the process of revising regulations applicable to requirements for operators in response to certain class location changes and developing a proposed rule to establish inspection and maintenance requirements for idled pipelines. Congress was due to reauthorize the Pipeline Safety Act in 2023, but that process has been delayed until 2025. Through reauthorization of the Pipeline Safety Act, Congress may pass a bill that mandates other statutory changes or directs PHMSA to develop additional rulemaking. The adoption of these new PHMSA rules could impact our pipeline assets and operations by requiring the installation of new or modified safety controls and the implementation of new capital projects or accelerated maintenance programs, all of which could require us to incur increased operational costs that could be significant. We may also be affected by lost cash flows resulting from shutting down our pipelines during the pendency of any repairs and any testing, maintenance, and repair of pipeline facilities downstream from our own facilities.
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
Should we fail to comply with PHMSA regulations, we could be subject to penalties and fines. PHMSA has the statutory authority to impose civil penalties for pipeline safety violations up to a maximum of approximately $272,926 per day for each violation and approximately $2.73 million for a related series of violations (as adjusted for inflation as prescribed in 2025). This maximum penalty authority established by statute will continue to be adjusted periodically to account for inflation.
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
Natural Gas Storage Regulation
We operate natural gas storage facilities in Michigan as interstate facilities regulated by PHMSA and provide interstate storage and related services pursuant to a FERC-approved tariff. As such, our natural gas storage facilities are required to meet the federal safety standards as required by 49 C.F.R. §192.12, Underground natural gas storage facilities. New regulations that may expand requirements for underground natural gas storage facilities are still under development by PHMSA based on the May 2023 PHMSA Notice of Proposed Rulemaking entitled "Gas Pipeline Leak Detection and Repair." PHMSA submitted a final rule for publication in the Federal Register in January 2025, which was subsequently withdrawn for further review by PHMSA with no projected timeframe for finalizing the regulations.
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
We do not believe that our compliance with environmental legal requirements will materially adversely affect our business, financial condition and results of operations. Nonetheless, the trend in environmental regulation is to place more restrictions and limitations on activities that may affect the environment. Thus, there can be no assurance as to the amount or timing of future expenditures for environmental compliance or remediation, and actual future expenditures may be significantly in excess of the amounts we currently anticipate. For example, we try to anticipate future regulatory requirements that might be imposed and plan accordingly to remain in compliance with changing environmental laws and regulations and to minimize the costs of such compliance. While we are in substantial compliance with existing environmental laws and regulations, additional, unplanned measures and expenditures may be required to maintain compliance in the future.
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
Climate Change. Legislative and regulatory measures to address climate change and GHG emissions are in various phases of discussion or implementation. The EPA regulates GHG emissions from new and modified facilities that are potential major sources of criteria pollutants under the Clean Air Act’s Prevention of Significant Deterioration and Title V programs and has adopted regulations that require, among other things, preconstruction and operating permits for certain large stationary sources and the monitoring and annual reporting of GHGs from certain onshore oil and natural gas production sources. On December 2, 2023, the EPA published a final rule to regulate GHG emissions (in the form of methane limitations, as well as design, equipment, work practice, and operational standards) and volatile organic compound emissions from crude oil and natural gas production, processing, transmission, and storage. The final rule includes standards of performance for new, modified, and reconstructed sources and emission guidelines for existing sources. Additionally, the U.S. Congress, along with U.S. federal and state agencies, has considered measures to reduce the emissions of GHGs. On August 16, 2022, the U.S. Congress enacted the Inflation Reduction Act, pursuant to which EPA issued regulations (announced November 12, 2024) that impose a charge on methane emissions that exceed certain thresholds from offshore and onshore petroleum and natural gas production, onshore natural gas processing, onshore natural gas transmission compression, certain kinds of natural gas and LNG storage, and onshore petroleum and natural gas gathering and boosting. Legislation or regulation that levies a charge related to our GHG emissions or that restricts GHG emissions could increase our cost of environmental compliance by requiring us to install new equipment to reduce emissions from larger facilities; purchase emission allowances; administer and manage a GHG emissions program; and otherwise increase the costs of our operations, including costs to operate and maintain our facilities.
FERC does not directly regulate GHG emissions. However, on February 17, 2022, FERC issued two policy statements providing guidance on its consideration of GHG emissions and other factors when reviewing proposed projects under the NGA. These policy statements have been the subject of public comments. On January 24, 2025, FERC issued an order terminating the Consideration of Greenhouse Gas Emissions in Natural Gas Infrastructure Project Reviews proceeding. FERC instead said it will address GHG emissions issues on a case by case basis. It is unclear at this point the impacts that termination of this proceeding will have on FERC’s processing of certificate applications.

PHMSA is also working on a Congressionally-mandated rulemaking that is designed to impose leak detection and repair criteria in order to reduce GHG emissions associated with PHMSA-regulated gas pipeline facilities and underground natural gas storage facilities. PHMSA submitted a final rule for publication in the Federal Register in January 2025, which has since been withdrawn for further review by PHMSA with no timeframe for finalizing the regulations. This rulemaking process could undergo significant revisions and a final rule may not be issued in 2025. If this rulemaking is finalized, we may incur additional expenses related to the requirements imposed by this rule, but do not expect these expenses to be material.
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
Water Discharges. The U.S. federal Clean Water Act and analogous state laws impose restrictions and strict controls regarding the discharge of pollutants or dredged and fill material into state waters as well as WOTUS, including adjacent wetlands. The discharge of pollutants into regulated waters is prohibited, except in accordance with the terms of permits issued by the EPA, the U.S. Army Corps of Engineers, and/or an analogous state agency. The definition of WOTUS has been the subject of multiple regulatory interpretations and judicial decisions in recent years. In May 2023, the U.S. Supreme Court issued its decision in Sackett v. Environmental Protection Agency, which adopted a narrower test for wetlands covered under the Clean Water Act; and, in August 2023, the EPA and the U.S. Army Corps of Engineers promulgated final rule amendments for a new WOTUS definition that conformed to the Supreme Court's Sackett decision. Despite these recent changes, the definition remains subject to litigation, with opponents arguing it is not sufficiently narrow. While recent changes to the definition may ease permitting in certain circumstances, continued controversy over the WOTUS definition may result in uncertainty, costs and delays with respect to obtaining permits for activities in jurisdictional waters, including wetlands.
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

National Environmental Policy Act. The construction of interstate natural gas transportation pipelines pursuant to the NGA requires authorization from FERC. Certain FERC actions relating to such pipelines are subject to NEPA, which requires U.S. federal agencies, such as FERC, to evaluate major U.S. federal actions having the potential to significantly affect the environment. During such evaluations, an agency will prepare a detailed Environmental Impact Statement unless it has found on the basis of an environmental assessment that no significant effect is likely. Such NEPA analyses have the potential to significantly delay or limit, and significantly increase the cost of, development of midstream infrastructure. On April 20, 2022, the White House Council on Environmental Quality published a final rule amending its existing regulations governing the implementation of NEPA by federal agencies. The amendments principally address definitions relating to environmental effects and alternatives that require agency consideration. On January 9, 2023, the Council published interim guidance, effective immediately, that addresses how federal agencies should consider GHG emissions and climate change when conducting reviews under NEPA. The interim guidance recommends that agencies quantify GHG emissions and then use an algorithm to translate the emissions into an expected social cost. On June 3, 2023, the federal government enacted the Fiscal Responsibility Act of 2023, which includes amendments to NEPA concerning the scope and scientific basis of impact analysis, the duration of impact reviews, and other matters. On May 1, 2024, the Council published a second rule, further amending its NEPA implementing regulations. This rule addresses a wide range of topics, including the implementation of the statutory amendments passed in 2023 and the replacement of numerous regulatory measures adopted during the prior presidential administration. The Council’s rulemaking and policy efforts generally require agencies to undertake more searching inquiries during their NEPA reviews of new projects that require federal permits. However, the scope and detail of NEPA requirements may change as pending court cases are resolved. For example, a challenge to the Council’s May 2024 rule is underway in federal court in North Dakota. In a separate case, the federal court of appeals in Washington D.C. ruled in November 2024 that the Council’s regulations exceed the Council’s authority and do not bind the federal agencies. Petitions for rehearing are pending before the appellate court, and the ultimate import of that decision is unclear. On December 10, 2024, the U.S. Supreme Court heard argument in Seven County Infrastructure Coalition v. Eagle County, Colorado, in which petitioners seek to reverse a recent trend in courts requiring more extensive NEPA reviews, particularly related to indirect and downstream impacts of new infrastructure projects. The outcomes of these cases are uncertain.
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
Employee Health and Safety. We are subject to a number of U.S. federal and state laws and regulations, including OSHA, and comparable state statutes, whose purpose is to protect the health and safety of workers. In addition, the OSHA hazard communication standard, the EPA community "right-to-know" regulations, and comparable state laws and regulations require that information be maintained concerning hazardous materials used or produced in our operations and that this information be provided to employees, state and local government authorities and citizens. We are also subject to OSHA Process Safety Management regulations, which are designed to prevent or minimize the consequences of catastrophic releases of toxic, reactive, flammable or explosive chemicals. We are also subject to the EPA Risk Management Program, which addresses the prevention of chemical accidents and preparedness for emergencies. In February 2024, the EPA issued a final rule amending the Risk Management Program’s implementing regulations. The amended regulations impose numerous new or heightened requirements concerning incident investigations, third-party compliance auditing, consideration of alternative chemicals and technologies, and evaluation of risks from natural hazards and climate change, among other issues.
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
Risks Relating to Our Business
Operational Risks
Any significant decrease in production or in demand of natural gas in our asset footprint could materially adversely affect our business, financial condition and results of operations.
Our business is dependent on the continued availability of and demand for natural gas in our areas of operation, which include the Midwestern U.S., Canada, Northeastern U.S. and Gulf Coast regions.
To maintain or increase the contracted capacity or the volume of natural gas gathered, transported and stored on our systems and cash flows associated therewith, our customers must continually obtain adequate supplies of natural gas. If new supplies of natural gas are not obtained to replace the natural decline in volumes from existing supply basins in our areas of operation, or if natural gas supplies are diverted to serve other markets, the overall volume of natural gas gathered, transported and stored on our systems would decline. The primary factors affecting our ability to obtain sources of natural gas include (i) the level of successful drilling activity near our systems, (ii) our ability to compete for volumes from successful new wells and (iii) our ability to compete successfully for volumes from sources connected to other pipelines. A reduction in the natural gas volumes supplied by producers for any of the factors mentioned above as well as national, regional, local, economic and political factors, including tariffs and periods of changing inflation, could result in reduced throughput on our systems and corresponding service revenues, which could materially adversely affect our business, financial condition and results of operations.
In addition, demand for our services is dependent on the demand for gas in the markets we serve. Alternative fuel sources such as electricity, coal, fuel oils, or nuclear energy, as well as technological advances and renewable sources of energy, could reduce demand for natural gas in our markets and have an adverse effect on our business. Government imposed constraints, such as changes in regulatory policy and permitting and environmental limitations, could also artificially limit new demand for natural gas, which could materially adversely affect our business, financial condition and results of operations.
We have one key customer, Expand Energy. The loss of, or reduction in volumes from, this customer could result in a decline in demand for our services and materially adversely affect our business, financial condition and results of operations.
Expand Energy accounted for approximately 56% of our operating revenues for the year ended December 31, 2024. Our operating revenues do not include revenues of unconsolidated joint ventures accounted for as equity method investments. The loss of all or even a portion of the contracted volumes of this or other customers, the failure to extend or replace customer contracts, or the extension or replacement of customer contracts on less favorable terms, as a result of competition, creditworthiness, reduced natural gas production or otherwise, could materially adversely affect our business, financial condition and results of operations.
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
We depend upon third-party pipelines and other facilities that provide receipt and delivery options to and from our assets. For example, our pipelines interconnect with multiple interstate pipelines in the Midwestern U.S., Canada, Northeastern U.S.

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
Failure to successfully combine our business with the assets acquired in the Midwest Pipeline Acquisition, or an inaccurate estimate by us of the benefits to be realized from the Midwest Pipeline Acquisition, may adversely affect our future results.
On December 31, 2024, we closed our transaction with ONEOK pursuant to which DT Midstream acquired 100% of the equity interests of Guardian, Midwestern and Viking. The Midwest Pipeline Acquisition involves potential risks, including:
•failure to attract and retain skilled professional and technical employees could adversely affect operations;
•the failure to realize expected profitability, growth or accretion;
•environmental or regulatory compliance matters or liabilities;
•title or permit issues;
•uncertainty associated with future rate-making proceedings with FERC;
•the diversion of management’s attention;
•the incurrence of substantial maintenance capital or other expenses;
•the incurrence of significant charges, such as impairment of goodwill or other intangible assets, asset devaluation or restructuring charges; and
•the incurrence of unanticipated liabilities and costs for which indemnification is unavailable or inadequate.

The expected benefits from the Midwest Pipeline Acquisition may not be realized if our estimates of the potential revenues associated with the interests acquired by us in the Midwest Pipeline Acquisition are materially inaccurate or if we failed to identify operating problems or liabilities associated with the underlying pipeline systems prior to closing. The accuracy of our estimates of the potential cash flows generated by the acquired assets is inherently uncertain. Although we conducted due diligence in connection with the Midwest Pipeline Acquisition, DT Midstream cannot assure investors that this diligence surfaced all material issues that may arise as a result of the Midwest Pipeline Acquisition. Additionally, unexpected risks may arise, and previously known risks may materialize in a manner not consistent with our preliminary risk analysis. If problems are identified in the future, the purchase agreement for the Midwest Pipeline Acquisition provides for limited recourse against the seller. If any of these risks or unanticipated liabilities or costs were to materialize, any desired benefits of the Midwest Pipeline Acquisition may not be fully realized, if at all, and our future financial performance, results of operations and cash available for distribution could be negatively impacted.
Expansion projects or acquisitions that are expected to be accretive, including our Midwest Pipeline Acquisition, may nevertheless reduce our cash from operations and could materially adversely affect our business, financial condition and results of operations.
We regularly review our portfolio of businesses and pursue growth through expansions and acquisitions that we expect to be accretive, and we believe the Midwest Pipeline Acquisition will be accretive to our distributive cash flow, improve our business profile, and add to the backlog of future growth opportunities. However, even if we complete expansion projects or acquisitions that we believe will be accretive, these expansion projects or acquisitions may nevertheless reduce our cash from operations and could materially adversely affect our business, financial condition and results of operations. Any expansion project or acquisition involves potential risks, including, among other things: (i) service interruptions or increased downtime associated with our projects; (ii) a decrease in our liquidity; (iii) an inability to complete expansion projects or acquisitions on schedule or within the budgeted cost; (iv) the assumption of unknown liabilities when making acquisitions for which we are not indemnified or for which our indemnity is inadequate; (v) the diversion of our management’s attention from other business concerns; (vi) mistaken assumptions about the overall costs of equity or debt, demand for our services, supply volumes, reserves, revenues and costs, synergies and potential growth; (vii) an inability to secure adequate customer commitments to use the expanded or acquired systems or facilities; (viii) an inability to successfully integrate the businesses we build or acquire; (ix) an inability to receive cash flows from a newly built asset until it is operational; and (x) unforeseen difficulties operating in new service areas or new geographic areas.
We have entered into joint ventures, and may in the future enter into additional or modify existing joint ventures, which might restrict our operational and corporate flexibility. In addition, these joint ventures are subject to most of the same operational risks to which we are subject.
We conduct a meaningful portion of our operations through joint ventures with third parties, including through our interests in Vector, Millennium and NEXUS, and we may enter into additional joint venture arrangements in the future. Generally, we do not operate the assets owned by these joint ventures and our control over their operations is limited by the applicable governing provisions of such joint venture agreements. In certain cases, we could have limited ability to influence or control certain day-to-day activities affecting the operations, the amount of capital expenditures that we may be required to fund with respect to these operations and the amount of cash we will receive from the joint venture. We also could be dependent on our joint venture partners to fund their required share of capital expenditures and be exposed to third party credit risk through our contractual arrangements with our joint venture partners. Additionally, we may be subject to restrictions or limitations on our ability to sell or transfer our interests in the jointly owned assets, and we may be required to offer business opportunities to the joint venture, or rights of participation to other joint venture partners or participants in certain areas of mutual interest.
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
We do not own the majority of the land on which our assets are located, and we are therefore subject to the possibility of more onerous terms and increased costs or delays to retain necessary land use rights required to conduct our operations if we do not have valid rights-of-way, if such rights-of-way lapse or terminate or if our facilities are not properly located within the boundaries of such rights-of-way. If we were to be unsuccessful in negotiating or renegotiating rights-of-way, we might have to institute condemnation proceedings on our FERC-regulated assets or relocate our facilities for non-regulated assets. Restrictions on our ability to use our rights-of-way, through our inability to renew right-of-way contracts or otherwise, or a relocation could materially adversely affect our business, financial condition and results of operations. Additionally, even when we own an interest in the land on which our assets are located, agreements with correlative rights owners may require us to relocate pipelines and facilities, shut in storage facilities to facilitate the development of the correlative rights owners’ estate or pay the correlative rights owners the lost value of their estate if they are not willing to accommodate development.
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
Certain of our internal growth projects may require regulatory approval from U.S. federal and state authorities and Canadian authorities prior to construction. The approval process for storage and transportation projects located in the Northeast has become increasingly challenging, due in part to state and local concerns related to unregulated exploration and production and gathering activities in new production areas, including the Marcellus/Utica formations. In addition, FERC could modify its policy governing the issuance of interstate natural gas pipeline authorizations, in part to address concerns about climate change. It is not clear at this time whether FERC will modify its policy governing the issuance of certificates and, if so, what those modifications will be. Policy and regulatory changes relating to the implementation of NEPA may increase scrutiny of environmental impacts associated with our projects. Authorizations required for our projects under existing or future agency policies may not be granted or, if granted, such authorization may include burdensome or expensive conditions.
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
The cost of capital for our business depends, in part, on our credit ratings; general market conditions; the market’s perception of our business risk and growth potential; our current debt levels; interest rate changes; our current and expected future earnings; our cash flow; and the market price per share of our common stock. In part based on our current credit ratings, potential lenders may be unwilling or unable to provide us with financing that is attractive to us, may increase collateral requirements or may charge us prohibitively high fees in order to obtain financing. Consequently, our ability to access the credit markets in order to attract financing on reasonable terms may be adversely affected. Depending on market conditions at the relevant time, we may have to rely more heavily on additional equity financings or on less efficient forms of debt financing that require a larger portion of our cash flow from operations, thereby reducing funds available for our operations, future business opportunities and other purposes. We may not have access to such equity or debt capital on favorable terms, at the desired times, or at all. In addition, declines in our credit ratings may influence our suppliers’ and customers’ willingness to transact with us, increase the cost of our debt capital, and we may be required to make prepayments or provide security to satisfy credit concerns.
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
Prices of natural gas have been historically volatile, and we expect this volatility to continue. Consequently, even if new natural gas reserves are discovered in areas served by our assets, producers may choose not to develop those reserves. Sustained declines in natural gas prices could have a negative impact on exploration, development and production activity and could lead to a material decrease in such activity, which could result in reduced throughput on our systems and materially adversely affect our business, financial condition and results of operations. See also "Operational Risks—Any significant decrease in production or in demand of natural gas in our asset footprint could materially adversely affect our business, financial condition and results of operations."
We are exposed to our customers’ credit risk and our credit risk management and contractual terms may be inadequate to protect against such risk.
We are subject to the risk of loss resulting from nonpayment or nonperformance by our customers in the ordinary course of our business. While some of our customers are rated investment grade, others have sub-investment grade ratings. These customers are otherwise considered creditworthy or are required to make prepayments or provide security to satisfy credit concerns. However, our credit procedures and policies may not be adequate to fully eliminate customer credit risk. If we fail to adequately assess the creditworthiness of existing or future customers, the unanticipated deterioration in their creditworthiness and any resulting increase in nonpayment or nonperformance by them could materially adversely affect our business, financial condition and results of operations.
Our existing and future level of debt may limit our flexibility to obtain additional financing and to pursue other business opportunities.
As of December 31, 2024, we had outstanding approximately $2.1 billion of senior notes, $1.25 billion of senior secured notes and $150 million of borrowings under our Revolving Credit Facility. Our existing and future level of debt could have important consequences to us, including the following: (i) our ability to obtain additional financing, if necessary, for working capital, capital expenditures, acquisitions or other purposes may be impaired, or such financing may not be available on favorable terms; (ii) the funds that we have available for operations and payment of dividends to shareholders will be reduced by that portion of our cash flow required to make principal and interest payments on outstanding debt; and (iii) our debt level could make us more vulnerable to competitive pressures than competitors with less debt or to a downturn in our business or the economy generally.
Our ability to service our debt will depend upon, among other things, our future financial and operating performance, which will be affected by prevailing economic conditions and financial, business, regulatory and other factors, some of which are beyond our control. In addition, our ability to service debt under our Revolving Credit Facility and other debt facilities with floating rate terms will depend on market interest rates, since we anticipate that the interest rates applicable to our borrowings will fluctuate with movements in interest rate markets. If our operating results are not sufficient to service our current or future indebtedness, we will be forced to take actions such as reducing dividends, reducing or delaying our business activities, acquisitions, investments or capital expenditures, selling assets, restructuring or refinancing our debt, or seeking additional equity capital. We may not be able to effect any of these actions on satisfactory terms, or at all.
Increases in interest rates could increase our interest expense and may adversely affect our cash flows, our ability to service our indebtedness and our ability to pay dividends to our shareholders.
Borrowings under our Revolving Credit Facility have, and we may in the future enter into debt instruments with, variable interest rates. From early 2022 through late 2023, in response to growing signs of inflation, the Federal Reserve increased interest rates rapidly. Although the Federal Reserve reduced the federal funds rate in late 2024, we are unable to predict changes in interest rates which are affected by factors beyond our control. Increases in interest rates on variable rate debt would increase our interest expense unless we make arrangements to hedge the risk of rising interest rates. In addition, interest rates under our Revolving Credit Facility will, and interest rates under future debt instruments we enter into may, increase depending on our leverage ratio levels or, under certain circumstances, our public debt ratings. These increased costs could reduce our profitability, reduce our credit availability, limit our ability to pursue growth opportunities, impair our ability to meet our debt obligations, increase the cost of financing, place us at a competitive disadvantage and materially adversely affect our business, financial condition, cash flows and results of operations. An increase in interest rates also could limit our ability to refinance existing debt upon maturity or cause us to pay higher rates upon refinancing.
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
Furthermore, our existing Revolving Credit Facility contains, or any future credit facility or indenture we may enter into may also contain, covenants requiring us to maintain certain financial ratios and tests. If we violate any of the restrictions, covenants, ratios or tests in the applicable credit facility or indentures, the lenders thereunder will be able to accelerate the maturity of all borrowings under the credit facility and demand repayment of amounts outstanding, and our lenders’ commitment to make further loans to us may terminate. We might not have, or be able to obtain, sufficient funds to make these accelerated payments. Additionally, we have recently entered into amendments to our Revolving Credit Facility that, among other things, permitted us to incur certain customary bridge loans, extended the maturity date and implemented customary "limited condition transactions provisions", enabling us to enter into future acquisitions and other transactions with the conditionality to the consummation thereof subject only to customary "SunGard" conditions, which provide additional financing certainty and reduce the number of conditions required. Any subsequent amendment to the terms of our Revolving Credit Facility, replacement of our Revolving Credit Facility or any new indebtedness could have similar or greater restrictions.

For more information, see the section entitled "Management’s Discussion and Analysis of Financial Condition and Results of Operations—Capital Resources and Liquidity".
Inflation and cost increases may impact our sales margins and profitability.
Inflationary pressure could adversely impact our profitability. Inflation in the United States has recently declined; however, we are unable to predict changes in inflation which is affected by factors beyond our control, including the recent imposition of tariffs by the U.S. and certain of its trading partners. Rising inflation in the future could have an adverse impact on our operating costs, which have historically increased with the market during inflationary periods and may continue to increase as a result of inflationary impacts on product costs, labor rates, and domestic transportation. We may not be able to fully offset these inflation increases by raising prices for our services, which could result in downward pressure on our results of operations.
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
Our business is subject to physical risks and transition risks related to climate change. Physical risks may arise from more frequent or severe weather events such as floods, landslides, storms, rising water levels, and changes in established weather patterns that cause damage to our assets or to portions of the country’s natural gas infrastructure upon which we or our customers rely. Physical risks from climate change may reduce our ability to operate reliably, safely, and economically and may cause significant insured or uninsured losses that affect our cash flows. In addition to physical risks, our business is subject to transition risks arising from efforts to address climate change through legislation and policies and through market preferences that disfavor fossil fuels and related businesses. State and federal governments, as well as foreign governments and international governing bodies such as the United Nations, continue to develop laws, policies, and goals to reduce carbon emissions, foster a lower-carbon economy, and transition away from fossil fuels. While these efforts are diverse and subject to change, they may impose additional compliance costs and may reduce market interest in our business. Changing customer behaviors may lead to less demand for our services, less favorable pricing for our services, inefficient utilization of our assets, and diminished reputation. Our ability to comply with laws and avoid or mitigate physical and transition risks related to climate change may be limited, insufficient, or dependent on technological developments (such as lower-emission equipment) that we do not control or that require substantial additional investments and increase our cost of doing business. If we are unable to implement business strategies that address the physical risks of climate change and that meet the changing expectations of regulators or investors concerning climate change, we may experience a material adverse effect on our business.
Our operations are subject to environmental laws and regulations that may expose us to significant costs and liabilities, and changes in these laws and regulations could materially adversely affect our business, financial condition and results of operations.
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
Moreover, environmental laws, regulations and enforcement policies tend to become more stringent over time. New, modified or stricter environmental laws, regulations or enforcement policies, including climate change laws and regulations restricting emissions of GHGs, could be implemented that significantly increase our compliance costs, pollution mitigation costs, or the cost of any necessary remediation of environmental contamination. For example, in April 2020 the U.S. District Court for the District of Montana issued a broad order vacating NWP 12, a general permit issued by the U.S. Army Corps of Engineers relied upon by industry for expedited permitting of oil and gas pipelines, for alleged failure to comply with consultation requirements under the ESA. While the U.S. Supreme Court ultimately stayed the vacatur of NWP 12, the District Court’s action temporarily caused uncertainty and disruption in the industry. A challenge to the 2021 reissuance of NWP 12 (re-issued on a five-year schedule) is pending in the federal district court in Washington, D.C. after the case was transferred from federal court in Montana. The NWP 12 reissuance was among the agency actions listed for review in accordance with the January 20, 2021 Executive Order ("Protecting Public Health and the Environment and Restoring Science to Tackle the Climate Crisis"); and, in 2022 the U.S. Army Corps of Engineers sought public comment on the potential to revise NWP 12 in response to objections to the use of NWP 12 related, primarily, to environmental justice, public participation, and climate change. The prior presidential administration did not take final action to modify the current version of NWP 12 before its expiration and reissuance in March 2026. While a new version might be proposed in early 2025, the position of the new presidential administration is not yet clear. Any disruption in our ability to obtain coverage under NWP 12 or other general permits may result in increased costs and project delays if we are forced to seek individual permits from the U.S. Army Corps of Engineers. Our compliance with changing legal requirements could result in our incurring significant additional expenses and operating restrictions with respect to our operations, which may not be fully recoverable from customers and, thus, could materially adversely affect our business, financial condition and results of operations.
Our customers may similarly incur increased costs or restrictions that may limit or decrease those customers’ operations and have an indirect material adverse effect on our business, financial condition and results of operations. For example, an Executive Order was issued on January 27, 2021 ("Tackling the Climate Crisis at Home and Abroad") that included provisions directing the Secretary of the Interior to pause approval of new oil and natural gas leases on public lands pending completion of a comprehensive review and reconsideration of U.S. federal oil and gas permitting and leasing practices and directing the heads of U.S. federal agencies to take steps to ensure that, to the extent consistent with applicable law, federal funding is not directly subsidizing fossil fuels. During the course of the prior presidential administration, litigation over the “pause” ensued. While lease sales ultimately continued, they have been scaled back and are subject to challenge by environmental groups. Over the past four years, the Department of the Interior has issued various regulations, with portions implementing the provisions of the Inflation Reduction Act pertaining to oil and gas leasing. These regulations include the so-called Waste Prevention Rule, which would strictly limit releases of methane from oil and gas drilling on public lands. This could lead to increased costs for producers and increased need for pipeline capacity as operators would be required to have a plan to reduce venting and flaring as a predicate to approval of production of federal minerals. The new presidential administration may return to a robust oil and gas leasing program and re-visit the Waste Prevention Rule as well as a number of other rules that may impact our customers. While the prior presidential administration had placed a temporary pause on the authorization of new LNG terminals, impacting LNG projects in various stages of planning and review, the new presidential administration has lifted this pause and the Department of Energy has been directed to review LNG export applications as expeditiously as possible. Moreover, a number of state and regional legal initiatives, including climate change laws, have emerged in recent years that seek to reduce GHGs emissions and the EPA, based on its findings that emissions of GHGs present a danger to public health and the environment, has adopted regulations under existing provisions of the U.S. federal Clean Air Act that, among other things, restrict emissions of GHGs and require the monitoring and reporting of GHG emissions from specified onshore and offshore production sources and onshore treating sources in the U.S. on an annual basis. In addition, some communities and cities have banned new natural gas hook-ups or are expected to enact similar electrification measures in response to climate change concerns. Any new U.S. federal laws restricting emissions of GHGs, such as a carbon tax, from customer operations, or that limit the growth of pipelines and LNG exports from the U.S., could delay or curtail their activities and, in turn, adversely affect our business, financial condition and results of operations.
There is inherent risk of the incurrence of environmental costs and liabilities in our business due to our handling of natural gas and hazardous substances, and historical industry operations and waste management and disposal practices. For example, an accidental release from one of our facilities could subject us to substantial liabilities arising from environmental cleanup and restoration costs, claims made by neighboring landowners and other third parties for personal injury and property damage, or governmental claims for natural resource damages or imposing fines or penalties for related violations of environmental laws, permits or regulations. In addition, strict, joint and several liabilities may be imposed under certain environmental laws that govern the investigation and remediation of soil and groundwater contamination, which could cause us to become liable for the contamination caused by others, such as prior operators of our facilities, or for the consequences of our own actions that were in compliance with all applicable laws at the time those actions were taken, such as the historic disposal by us of hazardous substances or wastes at third party sites where contamination is subsequently discovered. Private parties, including the owners of the properties through which our assets pass and facilities where our wastes are taken for reclamation or disposal, may also have the right to pursue legal actions against us to enforce compliance, as well as to seek damages for non-compliance, with environmental laws and regulations or for personal injury or property damage that may result from environmental and other impacts of our operations. We may not be able to recover some or any of these costs through insurance or increased revenues, which could materially adversely affect our business, financial condition and results of operations. For more information, see the section entitled "Items 1. and 2. Business and Properties—Regulatory Environment—Environmental and Occupational Health and Safety Regulations".
Our natural gas transportation and storage operations are subject to extensive regulation by FERC and state regulatory authorities, and changes in FERC or state regulation could materially adversely affect our business, financial condition and results of operations.
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
FERC regulations also extend to the terms and conditions set forth in agreements for our transportation and storage services executed between interstate transportation and storage service providers and their customers. These service agreements are required to conform, in all material respects, with the forms of service agreements set forth in the interstate company's FERC-approved tariff. Non-conforming agreements must be filed with, and accepted by, FERC. In the event that FERC finds that an agreement is materially non-conforming, in whole or in part, it could reject or require us to seek modification of the agreement, or alternatively require us to modify our tariff so that the non-conforming provisions are generally available to all customers or similarly-situated customers. Birdsboro, Guardian, Midwestern, Millennium, NEXUS, Vector, Viking and the Washington 10 Storage Complex provide interstate services in accordance with their FERC-approved tariffs.
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
Any changes to the policies of FERC or state regulatory authorities regarding the natural gas industry may have an impact on us, including FERC’s approach as it considers policies affecting the establishment and modification of interstate pipeline rates and terms and conditions of service, policies that may affect rights of access to natural gas transmission capacity and policies that govern FERC's authorization of new or expanded pipeline and storage infrastructure. FERC is currently considering modifications to its long-standing Certificate Policy Statement that currently governs its granting of certificate authority for the construction of proposed interstate natural gas infrastructure, whether new or expanded. In addition, future U.S. federal, state or local legislation or regulations under which we will operate our assets could materially adversely affect our business, financial condition and results of operations. Guardian, Midwestern and Viking are subject to rate regulation and accounting requirements of the FERC. The regulated operations of each of these subsidiaries have rates that are (i) established by independent, third-party regulators, (ii) set at levels that will recover our costs when considering the demand and competition for our services and (iii) collectible from our customers. Accordingly, we follow the accounting for regulated operations as defined in ASC 980, Regulated Operations for these pipelines, which results in differences in the application of GAAP between our regulated and non-regulated businesses. Under ASC 980, our regulated operations are required to record regulatory assets and liabilities for certain transactions that would have been treated as revenue or expense in non-regulated businesses. Future regulatory changes could result in changes in the amounts of regulatory assets and liabilities or the discontinuance of this accounting treatment for regulatory assets and liabilities and may require the write-off of the portion of any regulatory asset or liability that is no longer probable of recovery through regulated rates. Actions by regulatory authorities could also have an effect on the amounts we charge to and collect from our customers. Any changes to ASC 980 or on the determination of whether Guardian, Midwestern or Viking will continue to meet the criteria of ASC 980 could materially adversely affect our business, financial condition and results of operations.
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
We believe that our non-jurisdictional natural gas gathering facilities, including those which we refer to as "gathering lateral pipelines," meet the traditional tests FERC has used to establish a pipeline’s status as an exempt gatherer not subject to regulation as a FERC-jurisdictional natural gas company under the NGA, although FERC has not made a formal determination with respect to the jurisdictional status of those facilities. FERC regulation nonetheless affects our businesses and the markets for products derived from our gathering businesses. FERC’s policies and practices across the range of its gas regulatory activities, including, for example, its policies on certification of new interstate natural gas facilities, open access transportation, rate making, terms and conditions of service, capacity release and market center promotion, indirectly affect intrastate markets. We have no assurance that FERC will continue its current policies as it considers matters such as certification of new interstate natural gas facilities, pipeline rates and rules and policies that may affect rights of access to natural gas transportation capacity. In addition, the distinction between FERC-regulated transmission services and federally unregulated gathering services is regularly the subject of substantial litigation in the industry. Consequently, the classification and regulation of some of our gathering operations could change based on future determinations by FERC, the courts or the U.S. Congress. If our gathering operations become subject to FERC jurisdiction, the result may adversely affect the rates we are able to charge and the services we currently provide and may include the potential for a termination of certain gathering agreements, which could materially adversely affect our business, financial condition and results of operations.
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
Some of our operations cross the U.S./Canada border and are subject to cross-border regulation and potential tariffs which may have a material impact on our business, cash flow, financial condition or results of operations.
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
For example, tariffs or other restrictions placed on the import and export of natural gas with Canada and any related counter-measures that are taken by Canada could have an adverse effect on our financial condition or results of operations. Even in the absence of further tariffs, the related uncertainty could have a material adverse effect on our business, liquidity, financial condition or results of operations.
Pipeline Safety and Maintenance Risks
We may incur significant costs and liabilities to maintain our pipeline integrity management program and related testing, pipeline repair, and preventative or remedial measures, as well as other operational and maintenance requirements and assessments.
The U.S. Department of Transportation, through PHMSA, has adopted regulations requiring pipeline operators to comply with a number of operational and maintenance requirements, including to continuously survey their assets, conduct leakage surveys, and repair certain conditions. Additionally, these requirements require operators to develop integrity management programs for transportation pipelines located where a leak or rupture could do the most harm in a high consequence area, referred to as an HCA. The regulations require operators to: (i) perform ongoing assessments of pipeline integrity; (ii) identify and characterize applicable threats to pipeline segments that could impact an HCA; (iii) improve data collection, integration and analysis; (iv) repair and remediate the pipeline as necessary; and (v) implement preventive and mitigating actions. PHMSA regulations also require assessment and repairs outside of HCAs in what are referred to as moderate consequence areas or MCAs.
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
Certain portions of our systems, particularly our Northern Michigan assets and our storage assets, have been in operation for many years, with some portions being more than 50 years old. In some cases, certain portions may have been in service for many years prior to our purchase of the relevant systems or have been operated by third parties not under our control and consequently, there may be historical occurrences or latent issues regarding our pipeline systems that management may be unaware of and that could materially adversely affect our business, financial condition and results of operations. Certain portions of our pipeline systems are located in or near areas determined to be HCAs, which are areas where a leak or rupture could have the most significant adverse consequences. The age and condition of these systems could result in increased maintenance or repair expenditures, and any downtime associated with increased maintenance and repair activities could materially reduce our revenue. If, due to their age, certain pipeline sections were to become unexpectedly unavailable for current or future volumes of natural gas because of repairs, maintenance, damage, spills or leaks, or any other reason, it could materially adversely affect our business, financial condition and results of operation.
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
The U.S. Department of Homeland Security (DHS) has continued to issue public warnings that indicated that pipelines and other energy assets might be specific targets of terrorist organizations. Potential targets include our pipelines, storage and gathering systems and may affect our ability to operate or control our assets or utilize our customer service systems. Destructive forms of protests and opposition by extremists, and other disruptions, including acts of sabotage or eco-terrorism, against oil and natural gas development and production or midstream treating or transportation activities could potentially result in damage or injury to persons, property or the environment or lead to extended interruptions of our or our customers’ operations. The threat or occurrence of any of these events could cause a substantial decrease in revenues; increased costs or other financial losses; exposure or loss of customer information; damage to our reputation or business relationships; increased regulation or litigation; disruption of our operations; and inaccurate information reported from our operations.
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
In addition, in recent years, attention has been given to corporate activities related to ESG matters in public discourse and the investment community. Investor advocacy groups, proxy advisory firms, certain institutional investors and lenders, investment funds and other influential investors and rating agencies have been focused on climate change, societal expectations on companies to address climate change, investor and societal expectations regarding voluntary ESG disclosures, and consumer demand for alternative forms of energy. Attention to climate change and environmental conservation could result in increased costs, reduced access to insurance at reasonable rates, reduced demand for our services, reduced profits, negative impacts on our stock price, reduced access to capital markets, and governmental investigations and private litigation against us or our customers. To the extent that societal pressures or political or other factors are involved, it is possible that a liability could be imposed without regard to our causation of or contribution to the asserted damage, or to other mitigating factors. While we may participate in various voluntary frameworks and certification programs to improve the ESG profile of our operations and products, we cannot guarantee that such participation or certification will have the intended results on our ESG profile.
A number of advocacy groups have campaigned for governmental and private action to promote change at public companies related to ESG matters, including demands for action related to climate change, promoting the use of alternative forms of energy, and encouraging the divestment of companies in the fossil fuel industry. Some organizations that provide corporate governance and related information to investors have ratings systems for evaluating companies on their approach to ESG matters. Unfavorable ESG ratings could lead to negative investor and bank financing sentiment toward us and our industry and to the diversion of investment to other companies or industries, which could adversely affect the demand for our services, our stock price, our access to and costs of capital and, in turn, materially adversely affect our business, financial condition and results of operations.
We published our third annual Corporate Sustainability Report in 2024, which detailed how we seek to manage our operations responsibly and ethically, as well as strategies and goals associated with reducing our environmental impact. The Corporate Sustainability Report included our policies and practices on a variety of social and ethical matters, including, but not limited to, corporate governance, environmental compliance, employee health and safety practices, human capital management and workforce inclusion and diversity. We believe providing more expansive disclosure on these topics in our Corporate Sustainability Report increases our transparency to our stakeholders and complements the disclosures regarding our contributions to sustainable development in this Form 10-K. It is possible that stakeholders may not be satisfied with our ESG practices or the speed of their adoption. We could also incur additional costs and require additional resources to monitor, report and comply with various ESG practices. Also, our failure, or perceived failure, to meet the standards set forth in the Corporate Sustainability Report could negatively impact our reputation, employee retention, and the willingness of our customers and suppliers to do business with us. Any of these consequences could materially adversely affect our business, financial condition and results of operations.
We are subject to cybersecurity and data privacy laws, regulations, litigation and directives relating to our processing of personal data.
Our business involves collection, uses and other processing of personal data of our employees, contractors, suppliers and service providers. Governmental standards and commonly accepted frameworks for the protection of computer-based systems and technology from cyber threats and attacks have been adopted. On November 7, 2024, the DHS's Transportation Security Administration issued a notice of proposed rulemaking seeking to imposes cybersecurity requirements on certain pipeline facilities entitled "Enhancing Surface Cyber Risk Management." New data privacy and cybersecurity laws add additional complexity, requirements, restrictions and potential legal risk, and compliance programs may require additional investment in resources, and could impact strategies and availability of previously useful data. Any failure by us or one of our technology service providers to comply with such laws and regulations could result in reputational harm, penalties, regulatory scrutiny, liabilities, legal claims, and/or mandated changes in our business practices.
We will report any confirmed cybersecurity incidents to the Cybersecurity and Infrastructure Security Agency. As legislation continues to develop and cyber incidents continue to evolve, we may be required to expend significant additional resources to respond to cyberattacks, to continue to modify or enhance our protective measures, or to detect, assess, investigate and remediate any security vulnerabilities and report any cyber incidents to the applicable regulatory authorities. Any failure to maintain compliance with these evolving government regulations may result in enforcement actions which may then result in significant time, support and cost and have a material adverse effect on our business and operations.
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
Treated gas produced by Clean Fuels Gathering may not qualify for federal income tax credits for clean fuel production as had been projected.
The economic proceeds from Clean Fuels Gathering are expected to come from sales of treated gas, carbon offsets, and federal income tax credits. Clean Fuels Gathering produced gas may not qualify for federal income tax credits. The income tax credit value could be lower and/or uncertain compared to economic expectations. A change in tax law could lower or eliminate Clean Fuels Gathering from qualifying or receiving federal income tax credits, which would impact its projected economic return.
Risks Related to the Separation
We agreed to numerous restrictions to preserve the non-recognition treatment of the Distribution, and we could have an indemnification obligation to DTE Energy in accordance with the terms of the Tax Matters Agreement if the Distribution were determined not to qualify for non-recognition treatment for U.S. federal tax purposes.
We agreed in the Tax Matters Agreement to covenants and indemnification obligations that address compliance with Section 355(e) of the Internal Revenue Code. These covenants and indemnification obligations may limit our ability to pursue strategic transactions or engage in new businesses that may otherwise maximize the value of our Company and might discourage or delay a strategic transaction that our shareholders may consider favorable. Additionally, if it were determined that the Distribution did not qualify as a distribution to which Section 355(a), Section 355(c) and Section 361 of the Internal Revenue Code apply, we could, under certain circumstances, be required to indemnify DTE Energy for the resulting taxes and related expenses.
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
The Company mitigates risks from cybersecurity incidents using a multifaceted approach which includes but is not limited to: establishing information security policies, implementing information protection processes and technologies, assessing cybersecurity risk, implementing cybersecurity training, monitoring our information technology systems, and collaborating with public and private organizations on best practices. The Company is currently in material compliance with relevant information privacy and cybersecurity governmental standards with which it is required to comply.
The Company has not experienced a material cybersecurity incident during the year ended December 31, 2024. For more information on how material cybersecurity incidents may impact our business, see Part I, Item 1A. "Risk Factors—Risks Relating to Our Business—Other Business Risks—A cyberattack or threat could harm our business" of this Form 10-K.
Cybersecurity Governance
Our Director of Cybersecurity has over 20 years of relevant experience and is responsible for managing our cybersecurity program and team, which monitors the day-to-day risks using the approach described above. Material near-term and long-term risks are communicated with senior management and the Board of Directors. The Company's Board of Directors is engaged in overseeing and reviewing the Company’s strategic direction and objectives, taking into account, among other considerations, the Company’s risk profile and exposures. While the Board of Directors retains oversight over policy and strategy related to cybersecurity, it has delegated the responsibility for the oversight of the Company’s cybersecurity program to the Audit Committee. The Audit Committee is responsible for reviewing and discussing the Company’s policies regarding risk assessment and risk management, major accounting risk exposures and the implementation and effectiveness of risk management protocols with respect to information technology security and cybersecurity risks, as well as reviewing material breaches and attacks, as applicable.
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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities
DT Midstream's common stock is listed under the ticker symbol "DTM" on the NYSE, which is the principal market for such stock. As of December 31, 2024, there were 101,324,894 shares of DT Midstream common stock issued and outstanding. These shares were held by a total of 37,147 shareholders of record.
We expect to pay regular cash dividends to DT Midstream common stockholders in the future. Any payment of future dividends is subject to approval by the Board of Directors and may depend on our future earnings, cash flows, capital requirements, financial condition, and the effect a dividend payment would have on our compliance with relevant financial covenants. Over the long-term, we expect to grow our dividend with cash flow growth. For information on DT Midstream's historical dividends and dividend restrictions, see Note 8, "Earnings Per Share and Dividends" and Note 10, "Debt" to the Consolidated Financial Statements under Part II, Item 8 of this Form 10-K. There were no sales of unregistered equity securities during the past three years.
Securities Authorized for Issuance Under Equity Compensation Plans
DT Midstream's Long-Term Incentive Plan was approved by shareholders as an equity compensation plan that provides for the annual awarding of stock-based compensation to all employees. See Note 13, "Stock-Based Compensation and Defined Contribution Plans" to the Consolidated Financial Statements under Part II, Item 8 of this Form 10-K.
See the following table for information as of December 31, 2024:

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants, and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
DT Midstream, Inc. Long-Term Incentive Plan	1,163,847	$—	6,605,030
_____________________________________
(a)Includes 463,033 Restricted Stock Units and 700,814 Performance Share Awards.

COMPARISON OF CUMULATIVE TOTAL RETURN
Total Return to DT Midstream Investors
The graph below shows the cumulative total shareholder return assuming the investment of $100, including the reinvestment of dividends, on July 1, 2021 in our common stock, the Standard & Poor’s 500 Index, or S&P 500 Index, and the Alerian Midstream Energy Index. We believe the Alerian Midstream Energy Index is meaningful because it is an independent, objective view of the performance of similarly-sized midstream energy companies.

	Base Period	Indexed Returns
Company/Index	July 1, 2021	December 31, 2021	December 31, 2022	December 31, 2023	December 31, 2024
DT Midstream	100.00	117.18	141.56	148.29	280.16
S&P 500 Index	100.00	111.07	90.94	114.82	143.52
Alerian Midstream Energy Index	100.00	97.63	118.56	136.19	196.66

Comparison of Cumulative Total Return
$300
$250
$200
$150
$100
$50
$0
7/1/2021
12/31/2021
12/31/2022
12/31/2023
12/31/2024
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
OVERVIEW
Our Business
We are an owner, operator, and developer of an integrated portfolio of natural gas midstream assets. We provide multiple, integrated natural gas services to customers through our Pipeline segment, which includes interstate pipelines, intrastate pipelines, storage systems, and gathering lateral pipelines, and through our Gathering segment. We also own joint venture interests in equity method investees which own and operate interstate pipelines that connect to our wholly owned assets. On December 31, 2024, we closed on the Midwest Pipeline Acquisition of three FERC-regulated natural gas transmission pipelines. See Note 16, "Acquisitions" to the Consolidated Financial Statements under Part II, Item 8 of this Form 10-K.
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
For purposes of the following discussion, any increases or decreases refer to the comparison of the year ended December 31, 2024 to the year ended December 31, 2023, or the year ended December 31, 2023 to the year ended December 31, 2022, as applicable. The following table summarizes our consolidated financial results:

	Year Ended December 31,
	2024	2023	2022
	(millions, except per share amounts)
Operating revenues	$981	$922	$920
Net Income Attributable to DT Midstream	$354	$384	$370
Diluted Earnings per Common Share	$3.60	$3.94	$3.81

	Year Ended December 31,
	2024	2023	2022
	(millions)
Net Income Attributable to DT Midstream
Pipeline	$276	$278	$228
Gathering	78	106	142
Total	$354	$384	$370

Pipeline
The Pipeline segment consists of our interstate pipelines, intrastate pipelines, storage systems, gathering lateral pipelines including related treatment plants and compression and surface facilities. This segment also includes our equity method investments. During the three months ended March 31, 2023, we completed the conversion of the Michigan System from gathering to dry gas transmission service and began providing services under a new long-term dry gas transmission contract. For the years ended December 31, 2024 and 2023, the Michigan System financial results are presented in the Pipeline segment. The activity for the year ended December 31, 2022 was for gathering services and therefore was not revised from presentation in the Gathering segment.
Pipeline results and outlook are discussed below:

	Year Ended December 31,
	2024	2023	2022
	(millions)
Operating revenues	$443	$377	$339
Operation and maintenance	68	55	54
Depreciation and amortization	74	69	63
Taxes other than income	22	15	14
Asset (gains) losses and impairments, net	—	(4)	(6)
Operating Income	279	242	214
Interest expense	47	55	57
Interest income	(4)	(1)	(1)
Earnings from equity method investees	(162)	(177)	(150)
Loss from financing activities	3	—	6
Other income	(1)	—	—
Income tax expense	107	75	62
Net Income	289	290	240
Less: Net Income Attributable to Noncontrolling Interests	13	12	12
Net Income Attributable to DT Midstream	$276	$278	$228
Operating revenues increased $66 million for the year ended December 31, 2024 primarily due to new LEAP long-term firm service revenue contracts of $55 million, higher long-term contracting rates and volumes at the Washington 10 Storage Complex of $9 million and higher volumes at Stonewall of $9 million, partially offset by lower volumes at Bluestone of $8 million. Operating revenues increased $38 million for the year ended December 31, 2023 primarily due to higher long-term and short-term storage contracting rates at the Washington 10 Storage Complex of $18 million, new transmission service contracts at the Michigan System of $16 million, and new LEAP long-term firm service revenue contracts of $10 million, partially offset by lower volumes at Bluestone of $2 million.
Operation and maintenance expense increased $13 million for the year ended December 31, 2024 primarily due to higher production-related operating expenses from the expansion of LEAP and acquisition related costs for the Midwest Pipeline Acquisition. Operation and maintenance expense increased $1 million for the year ended December 31, 2023 primarily due to new transmission service contracts at the Michigan System, partially offset by increased capitalized labor and overhead.
Depreciation and amortization expense increased $5 million for the year ended December 31, 2024 primarily due to new LEAP assets placed into service. Depreciation and amortization expense increased $6 million for the year ended December 31, 2023 primarily due to new transmission service assets at the Michigan System and new LEAP assets placed into service.
Taxes other than income increased $7 million for the year ended December 31, 2024 primarily due to LEAP assets placed into service.
Asset (gains) losses and impairments, net decreased $4 million for the year ended December 31, 2024 due to a one-time gain realized from an insurance settlement that occurred in the prior year.

Interest expense decreased $8 million for the year ended December 31, 2024 primarily due to lower outstanding borrowings under the Revolving Credit Facility and the repayment of the Term Loan Facility during 2024, partially offset by lower capitalized interest driven by lower construction in progress during 2024 and higher interest related to the Bridge Facility and 2034 Notes. Interest expense decreased $2 million for the year ended December 31, 2023 primarily due to higher capitalized interest on higher construction in progress during 2023, partially offset by higher borrowings and rates under the Revolving Credit Facility, higher interest rates on the Term Loan Facility, and a full year of interest expense related to our 2032 Notes.
Earnings from equity method investees decreased $15 million for the year ended December 31, 2024 primarily due to higher interest expense from new senior unsecured notes at Millennium and a full year of interest expense from senior unsecured notes at NEXUS. Earnings from equity method investees increased $27 million for the year ended December 31, 2023 primarily due to higher earnings from Millennium of $19 million from our higher ownership percentage and a goodwill impairment at Generation of $7 million in 2022. Additionally, NEXUS had increased contract rates and additional customers offset by higher interest expense from new senior unsecured notes. On October 7, 2022, DT Midstream closed on the $552 million purchase of an additional 26.25% ownership interest in Millennium from National Grid. See Note 1, "Description of the Business and Basis of Presentation" to the Consolidated Financial Statements under Part II, Item 8 of this Form 10-K.
Loss from financing activities increased $3 million for the year ended December 31, 2024 primarily due to the repayment of our remaining Term Loan Facility that occurred during the current year. Loss from financing activities decreased $6 million for the year ended December 31, 2023 due to the partial repayment of our Term Loan Facility that occurred during the three months ended June 30, 2022. See Note 10, "Debt" to the Consolidated Financial Statements under Part II, Item 8 of this Form 10-K for further details.
Income tax expense increased $32 million for the year ended December 31, 2024 primarily due to higher income before income taxes and deferred tax remeasurement adjustments for changes in state tax rates and apportionment factors due to the Midwest Pipeline Acquisition and enacted state legislation. Income tax expense increased $13 million for the year ended December 31, 2023 due to higher income before income taxes in 2023. Income tax expense for the years ended December 31, 2023 and 2022 include the impacts of net tax benefits related to state tax rate changes. See Note 7, "Income Taxes" to the Consolidated Financial Statements under Part II, Item 8 of this Form 10-K for further details.
Pipeline Outlook
We believe our long-term agreements with customers and the location and connectivity of our pipeline assets position the business for future growth. We will continue to pursue economically attractive expansion opportunities that leverage our current asset footprint and strategic relationships. These growth opportunities include DTM Interstate Transportation assets, further expansion at LEAP and Stonewall, new contracts at the Washington 10 Storage Complex and additional growth related to our equity method investments.

Gathering
The Gathering segment includes gathering systems, related treatment plants and compression and surface facilities. Gathering results and outlook are discussed below:

	Year Ended December 31,
	2024	2023	2022
	(millions)
Operating revenues	$538	$545	$581
Operation and maintenance	176	190	213
Depreciation and amortization	135	113	107
Taxes other than income	17	13	14
Asset (gains) losses and impairments, net	—	—	(17)
Operating Income	210	229	264
Interest expense	106	95	80
Interest income	(3)	—	(2)
Loss from financing activities	2	—	7
Other income	(3)	(1)	(1)
Income tax expense	30	29	38
Net Income Attributable to DT Midstream	$78	$106	$142
Operating revenues decreased $7 million for the year ended December 31, 2024 primarily due to lower volumes and recovery of production-related operating expenses on Blue Union Gathering of $19 million and lower Susquehanna Gathering volumes of $16 million, partially offset by a full year of operations at Ohio Utica Gathering of $18 million and higher Appalachia Gathering volumes of $12 million. Operating revenues decreased $36 million for the year ended December 31, 2023 primarily due to lower Blue Union Gathering revenues of $50 million, lower Michigan System gathering services of $6 million, and lower Susquehanna Gathering volumes of $3 million, partially offset by higher Appalachia Gathering volumes of $21 million driven primarily by new contracts resulting from the expansion in 2023. Lower Blue Union Gathering revenues were driven primarily by lower deficiency fees of $23 million, lower recovery of production-related operating expenses of $12 million, lower rates of $9 million and lower production volumes of $5 million.
Operation and maintenance expense decreased $14 million for the year ended December 31, 2024 primarily due to lower planned maintenance and production-related operating expenses on Blue Union Gathering of $18 million, partially offset by a full year of operations at Ohio Utica Gathering. Operation and maintenance expense decreased $23 million for the year ended December 31, 2023 primarily due to lower Blue Union Gathering expenses of $14 million driven by lower production-related operating expenses, a reduction in Appalachia Gathering environmental contingent liabilities of $6 million, and increased capitalized labor and overhead of $3 million.
Depreciation and amortization expense increased $22 million for the year ended December 31, 2024 primarily due to assets placed into service at Ohio Utica Gathering, Blue Union Gathering, and Appalachia Gathering. Depreciation and amortization expense increased $6 million for the year ended December 31, 2023 primarily due to new Blue Union Gathering and Appalachia Gathering assets placed into service.
Taxes other than income increased $4 million for the year ended December 31, 2024 primarily due to assets placed into service at Blue Union Gathering.
Asset (gains) losses and impairments, net decreased $17 million for the year ended December 31, 2023 due to the 2022 one-time gain on sale of certain assets in the Utica Shale region. See Note 2, "Significant Accounting Policies" to the Consolidated Financial Statements under Part II, Item 8 of this Form 10-K.
Interest expense increased $11 million for the year ended December 31, 2024 primarily due to lower capitalized interest driven by lower construction in progress during 2024 and higher interest related to the Bridge Facility and 2034 Notes issued in 2024. This increase was partially offset by lower outstanding borrowings under the Revolving Credit Facility and the repayment of the Term Loan Facility during 2024. Interest expense increased $15 million for the year ended December 31, 2023 primarily due to higher borrowings and interest rates under the Revolving Credit Facility, higher interest rates on the Term Loan Facility, and a full year of interest expense related to our 2032 Notes, partially offset by higher capitalized interest due to higher construction in progress during 2023.

Loss from financing activities increased $2 million for the year ended December 31, 2024 primarily due to the repayment of our remaining Term Loan Facility that occurred during the current year. Loss from financing activities decreased $7 million for the year ended December 31, 2023 due to the partial repayment of our Term Loan Facility that occurred during the three months ended June 30, 2022. See Note 10, "Debt" to the Consolidated Financial Statements under Part II, Item 8 of this Form 10-K.
Income tax expense increased $1 million for the year ended December 31, 2024 primarily due to deferred tax remeasurement adjustments for changes in state tax rates and apportionment factors due to the Midwest Pipeline Acquisition and enacted state legislation, partially offset by lower income before income taxes. Income tax expense decreased $9 million for the year ended December 31, 2023 primarily due to lower income before income taxes in 2023. Income tax expense for the years ended December 31, 2023 and 2022 include the impacts of net tax benefits related to state tax rate changes. See Note 7, "Income Taxes" to the Consolidated Financial Statements under Part II, Item 8 of this Form 10-K.
Gathering Outlook
We believe our long-term agreements with producers and the quality of the natural gas reserves in the Marcellus/Utica and Haynesville formations position the business for future growth. We will continue to pursue economically attractive expansion opportunities that leverage our current asset footprint and strategic relationships. These growth opportunities include further expansions at Blue Union Gathering, Appalachia Gathering, Ohio Utica Gathering, Tioga Gathering and Clean Fuels Gathering.
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
CLIMATE CHANGE
We believe we have an opportunity to address climate change and have made strategically aligned environmental investment decisions a priority. Our Board of Directors includes a committee focused on environmental, social and governance initiatives, and our strategy will focus on targeted growth from carbon-reducing technologies associated with our current platforms. We have announced our intent to employ carbon-reducing technologies as part of our goal of being leading environmental stewards in the midstream industry, and we are executing on a plan to achieve net zero carbon emissions by 2050. We established our baseline Scope 1 carbon emissions in 2021 and are targeting a 30% reduction from this baseline by 2030.
In 2024, we completed the Clean Fuels Acquisition and advanced our carbon capture and sequestration project in Louisiana through completion of the Class V test well. The carbon capture and sequestration Class VI permit application was transferred to the Louisiana Department of Energy and Natural Resources in February 2024, and we are awaiting the completion of their review.
In future years, we plan to continue to make progress on opportunities for energy transition advancements leveraging our existing assets, competencies and partnerships. These opportunities include the following:
•Our efforts to advance our Louisiana carbon capture project, as well as other potential carbon capture projects across our geographic regions;
•Our Clean Fuels Gathering project to capture fugitive methane emissions; and
•Our strategic joint development agreement with Mitsubishi Power Americas, Inc. to advance hydrogen development projects across the United States.

Capital project investments have been contemplated in our forecasted capital expenditures discussed in the Capital Investments section below. DT Midstream published our third annual Corporate Sustainability Report in 2024. The information in our Corporate Sustainability Report is not incorporated by reference into this Form 10-K.
For discussion of various risks including transitional risks associated with climate change related laws and regulations, reputational risks of climate change, and the physical risks of climate change, see Part I, Item 1A. "Risk Factors—Risks Relating to Our Business—Regulatory Risks—Risks related to climate change could materially adversely affect our business, financial condition, results of operations, cash flow, access to and cost of capital or insurance, reputation, and business strategies." of this Form 10-K. For discussion of recent climate change related laws and regulations, see Part I, Items 1. and 2. "Business and Properties—Regulatory Environment—Environmental and Occupational Health and Safety Regulations—Climate Change" of this Form 10-K.
CAPITAL RESOURCES AND LIQUIDITY
Cash Requirements
Our principal liquidity requirements are to finance our operations, fund capital expenditures, satisfy our indebtedness obligations, and pay approved dividends. We believe we will have sufficient internal and external capital resources to fund anticipated capital and operating requirements.

	Year Ended December 31,
	2024	2023	2022
	(millions)
Cash and Cash Equivalents at Beginning of Period	$56	$61	$132
Net cash and cash equivalents from operating activities	763	798	725
Net cash and cash equivalents used for investing activities	(1,081)	(351)	(854)
Net cash and cash equivalents from (used for) financing activities	330	(452)	58
Net Increase (Decrease) in Cash and Cash Equivalents	12	(5)	(71)
Cash and Cash Equivalents at End of Period	$68	$56	$61
For purposes of the following discussion, any increases or decreases refer to the comparison of the year ended December 31, 2024 to the year ended December 31, 2023 and the year ended December 31, 2023 to the year ended December 31, 2022.
Operating Activities
Cash flows from our operating activities can be impacted in the short term by the natural gas volumes gathered or transported through our systems under interruptible service revenue contracts, changing natural gas prices, seasonality, weather fluctuations, dividends received from equity method investees, working capital changes and the financial condition of our customers. Our preference to enter into firm service revenue contracts leads to more stable operating performance, revenues and cash flows and limits our exposure to natural gas price fluctuations.
Net cash and cash equivalents from operating activities decreased $35 million for the year ended December 31, 2024 primarily due to a decrease in working capital changes and a decrease in dividends received from equity method investees, partially offset by a decrease in cash paid for income taxes and an increase in operating income after adjustment for non-cash items including depreciation and amortization expense, stock-based compensation, and amortization of operating lease right-of-use assets.
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
On December 31, 2024, we closed on the Midwest Pipeline Acquisition of three FERC-regulated natural gas transmission pipelines for $1.2 billion. See Note 16, "Acquisitions" to the Consolidated Financial Statements under Part II, Item 8 of this Form 10-K.
As a result of the sales of senior unsecured notes at our equity method investees, we received net distributions from Millennium of $416 million and NEXUS of $371 million during the years ended December 31, 2024 and 2023, respectively. See Note 1, "Description of the Business and Basis of Presentation" to the Consolidated Financial Statements under Part II, Item 8 of this Form 10-K.
Net cash and cash equivalents used for investing activities increased $730 million for the year ended December 31, 2024 primarily due to cash consideration for the Midwest Pipeline Acquisition, partially offset by a decrease in cash used for plant and equipment expenditures and higher distributions received from equity method investees, including those noted above.
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
Financing Activities
In December 2024, we issued the 2034 Notes in aggregate principal amount of $650 million, and we amended the Credit Agreement to, among other things, extend the Revolving Credit Facility maturity date to 2029. In November 2024, we amended our Credit Agreement to permit the Company to incur certain customary bridge loans, including the Bridge Facility. In September 2024, we repaid the remaining indebtedness under the Term Loan Facility of $399 million. See Note 10, "Debt" to the Consolidated Financial Statements under Part II, Item 8 of this Form 10-K.
In November 2024, we issued 4,168,750 common shares for net proceeds of approximately $406 million. DT Midstream paid cash dividends on common stock of $280 million, $263 million, and $244 million during the years ended December 31, 2024, 2023 and 2022, respectively. See Note 8, "Earnings Per Share and Dividends" to the Consolidated Financial Statements under Part II, Item 8 of this Form 10-K.
In April 2022, we issued the 2032 Notes in aggregate principal amount of $600 million. We used the net proceeds from the sale of the 2032 Notes of $593 million to partially repay indebtedness under our Term Loan Facility.
Net cash and cash equivalents from financing activities of $330 million for the year ended December 31, 2024 increased as compared to net cash and cash equivalents used for financing activities of $452 million for the year ended December 31, 2023. The increase was primarily due to proceeds received from the issuance of common shares, proceeds received from the issuance of the 2034 Notes, and lower net repayments of borrowings under the Revolving Credit Facility, partially offset by the repayment of the Term Loan Facility and higher dividends paid on common stock.
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
Our working capital requirements will be primarily driven by changes in accounts receivable, accounts payable and taxes payable. We continue our efforts to identify opportunities to improve cash flows through working capital initiatives and obtaining long-term firm service revenue contracts from customers.
Our sources of liquidity include cash and cash equivalents generated from operating activities and available borrowings under our Revolving Credit Facility. As of December 31, 2024, we had $16 million of letters of credit outstanding and $150 million borrowings outstanding under our Revolving Credit Facility. We had approximately $902 million of available liquidity as of December 31, 2024, consisting of cash and cash equivalents and available borrowings under our Revolving Credit Facility.
We expect to pay regular cash dividends to DT Midstream common stockholders in the future. Any payment of future dividends is subject to approval by the Board of Directors and may depend on our future earnings, cash flows, capital requirements, financial condition, and the effect a dividend payment would have on our compliance with relevant financial covenants. Over the long-term, we expect to grow our dividend with cash flow growth.
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
See also Note 12, "Commitments and Contingencies" to the Consolidated Financial Statements under Part II, Item 8 of this Form 10-K.
Credit Ratings
Credit ratings are intended to provide banks and capital market participants with a framework for comparing the credit quality of securities and are not a recommendation to buy, sell, or hold securities. Our credit ratings affect our cost of capital and other terms of financing, as well as our ability to access the credit and commercial paper markets. We believe that the current credit ratings provide sufficient access to capital markets. However, disruptions in the banking and capital markets not specifically related to us may affect our ability to access these funding sources or cause an increase in the return required by investors. During the year ended December 31, 2024, our credit rating was upgraded to investment-grade by Fitch Ratings and our outlook was upgraded to positive by both Moody's and S&P.

Contractual Obligations
The following table details our contractual obligations due by year as of December 31, 2024:

	2025	2026	2027	2028	2029 and Thereafter
	(millions)
Short-term borrowings (a)	$150	$—	$—	$—	$—
Long-term debt:
Senior notes (b)	—	—	—	—	2,100
Senior secured notes (c)	—	—	—	—	1,250
Letters of credit	—	—	—	—	16
Interest expense (d)	156	153	153	153	446
Operating lease payments	17	15	14	6	5
Purchase commitments	14	13	12	12	44
Total Contractual Obligations	$337	$181	$179	$171	$3,861
_____________________________
(a) Short-term borrowings under our Revolving Credit Facility can be extended up to the October 2027 expiration date.
(b) Excludes $19 million of unamortized debt issuance costs.
(c) Excludes $1 million of unamortized debt discount and $11 million of unamortized debt issuance costs.
(d) Represents interest expense related to all Long-term debt.
CAPITAL INVESTMENTS
Capital spending within our Company is primarily for ongoing maintenance and expansion of our existing assets, and if identified, attractive growth opportunities. We have been disciplined in our capital deployment and make growth investments that meet our criteria in terms of strategy, management skills, and identified risks and expected returns. All potential investments are analyzed for their rates of return and cash payback on a risk-adjusted basis. Our total capital expenditures, inclusive of $5 million in contributions to equity method investees, were $355 million for the year ended December 31, 2024 primarily for expansions on Blue Union Gathering, Ohio Utica Gathering, LEAP and Appalachia Gathering. On December 31, 2024, we closed on the Midwest Pipeline Acquisition of three FERC-regulated natural gas transmission pipelines for $1.2 billion. See Note 16, "Acquisitions" to the Consolidated Financial Statements under Part II, Item 8 of this Form 10-K. We anticipate total capital expenditures, inclusive of contributions to equity method investees, for the year ended December 31, 2025 of approximately $470 million to $550 million.
OFF-BALANCE SHEET ARRANGEMENTS
We are party to off-balance sheet arrangements, which include our equity method investments. See Note 1, "Description of the Business and Basis of Presentation—Principles of Consolidation" to the Consolidated Financial Statements under Part II, Item 8 of this Form 10-K for further discussion of the nature, purpose and other details of such agreements.
Other off-balance sheet arrangements include the Vector line of credit and our surety bonds, which are discussed in Note 12, "Commitments and Contingencies" to the Consolidated Financial Statements under Part II, Item 8 of this Form 10-K.
INDEMNIFICATION OBLIGATIONS
We could have an indemnification obligation to DTE Energy pursuant to the Tax Matters Agreement and the Separation and Distribution Agreement. See Part I, Item 1A. "Risk Factors—Risks Related to the Separation—We agreed to numerous restrictions to preserve the non-recognition treatment of the Distribution, and we could have an indemnification obligation to DTE Energy in accordance with the terms of the Tax Matters Agreement if the Distribution were determined not to qualify for non-recognition treatment for U.S. federal tax purposes." of this Form 10-K for further details.

CRITICAL ACCOUNTING ESTIMATES
The preparation of our Consolidated Financial Statements in conformity with GAAP requires that management apply accounting policies and make estimates and assumptions that affect results of operations and the amounts of assets and liabilities reported in the Consolidated Financial Statements. Management believes that the areas described below require significant judgment in the application of the accounting policy or in making estimates and assumptions in matters that are inherently uncertain and that may change in subsequent periods. See additional discussion of our accounting policies in the Notes to Consolidated Financial Statements in Item 8 of this Form 10-K.
Purchase Accounting
In accordance with business combination accounting guidance, the assets acquired and liabilities assumed in an acquired business are measured at their estimated fair values at the acquisition date. As discussed in the Regulation paragraph below, these acquired FERC-regulated pipelines are accounted for under ASC 980, and thus, the fair value of assets acquired and liabilities assumed subject to these provisions approximate their regulated basis, and therefore no fair value adjustments have been reflected related to these amounts. Customer relationship intangible assets are not subject to rate making and cost recovery provisions, and therefore do include fair value adjustments. Determining the fair value of these items required management's judgment and involved the use of significant estimates and assumptions with respect to the timing and amounts of future cash inflows and outflows, discount rates, market prices and asset lives, among other items. Changes to these estimates and assumptions could result in material changes to the fair value of assets and liabilities as of the acquisition date. For income tax purposes, the transaction is treated as a taxable deemed asset acquisition. Accordingly, the majority of deferred income tax assets and liabilities of the acquired entities are eliminated as the tax bases were increased to fair market value which equals net book value.
See Note 7, "Income Taxes" and Note 16, "Acquisitions" to the Consolidated Financial Statements under Part II, Item 8 of this Form 10-K.
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
The October 1, 2024 fair values for the reporting units were calculated using an income approach. The estimated fair value in our annual goodwill impairment analysis utilizes significant assumptions that require judgment by management. One such significant assumption is the weighted average cost of capital (WACC) which is used to discount estimates of projected future results and cash flows to be generated by each reporting unit. The WACC is based on our cost of debt, which includes U.S. industrial bond spreads, and cost of equity, which consists of U.S. Treasury Rates plus an equity risk premium. Another significant assumption is the terminal value that utilizes an assumed long-term growth rate, which incorporates management’s judgment regarding sustainable long-term growth of the reporting units.
Our annual goodwill impairment analysis included a comparison of the estimated fair value of the Company as a whole to our market capitalization. Management also compared the implied market multiple of the estimated fair value of each reporting unit to midstream industry transaction multiples and considered other market indicators to support the appropriateness of the fair value estimates.

We performed our annual impairment test as of October 1, 2024 and determined that the estimated fair value of each reporting unit exceeded its carrying value, and no impairment existed. The results of the impairment test are as follows as of the October 1, 2024 valuation date:

Reporting Unit	Goodwill	Weighted Average Costs of Capital	Fair Value Reduction % (a)	Valuation Methodology (b)
	(millions)
Pipeline	$53	7.5%	65%	DCF
Gathering	420	8.6%	22%	DCF
	$473
_________________________________
(a) Percentage by which the estimated fair value of the reporting unit would need to decline to equal its carrying value including goodwill.
(b) Discounted cash flows (DCF) incorporated 2024 (fourth quarter) through 2028 projected cash flows plus a calculated terminal value. We calculated the terminal-year cash flows using an estimated long-term growth rate of 2.5%, discounted at the WACC for each of the reporting units.
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
On December 31, 2024, we completed the Midwest Pipeline Acquisition, which resulted in an addition of $303 million to goodwill under the Pipeline reporting unit. This addition occurred after the completion of our annual impairment test as of October 1, 2024. As part of our year-end procedures, we performed a qualitative assessment of the goodwill balance, including the newly added goodwill from the acquisition, and determined there were no indicators of impairment as of December 31, 2024. See Note 16, "Acquisitions" to the Consolidated Financial Statements under Part II, Item 8 of this Form 10-K.
Assessment of Long-Lived Assets for Impairment
We evaluate the carrying value of long-lived assets, excluding goodwill, when circumstances indicate that the carrying value of those assets may not be recoverable. Conditions that could have an adverse impact on the cash flows and fair value of the long-lived assets are a deteriorating business climate, condition of the asset, or plans to dispose of or abandon the asset before the end of its useful life, which could result from the loss of or reduction in volume from our customers. The review of long-lived assets for impairment requires significant assumptions about operating strategies and estimates of future cash flows, which require assessments of current and projected market conditions and anticipated customer revenues. An impairment evaluation is based on an undiscounted cash flow analysis at the lowest level for which independent cash flows of long-lived assets can be identified from other groups of assets and liabilities. Impairment may occur when the carrying value of the asset exceeds the future undiscounted cash flows. When the undiscounted cash flow analysis indicates a long-lived asset is not recoverable, the amount of the impairment loss is determined by measuring the excess of the long-lived asset over its fair value. An impairment would require us to reduce both the long-lived asset and current period earnings by the amount of the impairment, which would adversely impact our earnings. As part of our ongoing reviews of business operations and associated long-lived assets, we did not identify any indicators of impairment that existed during 2024.
Depreciation and Amortization of Long-Lived Assets
We compute depreciation and amortization based on estimated useful lives. These estimates are based on various factors including condition, manufacturing specifications, technological advances and historical data concerning useful lives of similar assets. Uncertainties that impact these estimates include economic conditions and supply and demand in the area. When assets are put into service, we make estimates with respect to useful lives and salvage values that we believe are reasonable. However, subsequent events could cause us to change our estimates, thus impacting the future calculation of depreciation and amortization. For our regulated assets, depreciation studies to assess the estimated useful lives of the asset are typically conducted as part of rate proceedings or tariff filings, which can result in changes in economic lives. Changes in economic lives, if applicable, are implemented prospectively as of the tariff approved effective date.

Assessment of Equity Method Investments for Impairment
We assess at each balance sheet date whether there is objective evidence that the equity method investment is impaired by completing a quantitative or qualitative analysis of factors impacting the investment. If there is objective evidence of impairment, we determine whether the decline below carrying value is other than temporary. If the decline is determined to be other than temporary, an impairment charge is recorded in earnings with an offsetting reduction to the carrying value of the investment. As part of our ongoing reviews of equity method investment operations, we did not identify any indicators of impairment that existed during 2024.
Regulation
Guardian, Midwestern and Viking are subject to rate regulation and accounting requirements of the FERC. The regulated operations of each of these subsidiaries have rates that are (i) established by independent, third-party regulators, (ii) set at levels that will recover our costs when considering the demand and competition for our services and (iii) collectible from our customers. Accordingly, we follow the accounting for regulated operations as defined in ASC 980, Regulated Operations for these pipelines, which results in differences in the application of GAAP between our regulated and non-regulated businesses. These entities are required to record regulatory assets and liabilities for certain transactions that would have been treated as revenue or expense in non-regulated businesses. Future regulatory changes could result in changes in the amounts of regulatory assets and liabilities or the discontinuance of this accounting treatment for regulatory assets and liabilities for some or all of our regulated businesses. We believe that currently available facts support the continued use of regulatory accounting and that all regulatory assets and liabilities are recoverable or refundable in the current regulatory environment.
See Note 17, "Regulatory Matters" to the Consolidated Financial Statements under Part II, Item 8 of this Form 10-K.
NEW ACCOUNTING PRONOUNCEMENTS
See Note 3, "New Accounting Pronouncements" to the Consolidated Financial Statements under Part II, Item 8 of this Form 10-K.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Market Price Risk
Our gathering business is dependent on the continued availability of natural gas production and reserves in our geographical areas of operation. Low prices for natural gas, including those resulting from regional basis differentials, could adversely affect development of additional reserves and future natural gas production that is accessible by our pipeline and storage assets. We manage our exposure through the use of short, medium, and long-term transportation, gathering, and storage contracts. Consequently, our existing operations and cash flows have limited direct exposure to natural gas price risk.
Credit Risk
We are exposed to credit risk, which is the risk of loss resulting from nonpayment or nonperformance under a contract. We manage our exposure to credit risk associated with customers through credit analysis, credit approval, credit limits and monitoring procedures. For certain transactions, we may request letters of credit, cash collateral, prepayments or guarantees as forms of credit support. Our FERC tariffs require tariff customers that do not meet specified credit standards to provide three months of credit support, however, we are exposed to credit risk beyond this three-month period when our tariffs do not require our customers to provide additional credit support. For some long-term contracts with associated system construction or expansion, we have entered into negotiated credit agreements that provide for enhanced forms of credit support if certain customer credit standards are not met.
We depend on a key customer, Expand Energy, in the Haynesville formation in the Gulf Coast and in the Marcellus formation in the Northeastern U.S. for a significant portion of our revenues. The loss of, or reduction in volumes from, this key customer could result in a decline in demand for our services and materially adversely affect our business, financial condition and results of operations.
Our key customer, Expand Energy, is investment grade. We engage with other customers that are sub-investment grade. These customers are otherwise considered creditworthy or are required to make prepayments or provide security to satisfy credit concerns. We regularly monitor for bankruptcy proceedings that may impact our customers and had no bankruptcy proceedings during the year ended December 31, 2024.
Interest Rate Risk
We are subject to interest rate risk in connection with floating rate debt borrowings under our Revolving Credit Facility. Our exposure to interest rate risk arises primarily from changes in SOFR. As of December 31, 2024, we had floating rate debt of $150 million related to borrowings outstanding under our Revolving Credit Facility, and a floating rate debt-to-total debt ratio of 4.29%. See Note 10, "Debt" to the Consolidated Financial Statements under Part II, Item 8 of this Form 10-K.
We are subject to interest rate risk in connection with our goodwill impairment assessment. See "Critical Accounting Estimates" under Part II, Item 7 of this Form 10-K.
Summary of Sensitivity Analysis
A sensitivity analysis was performed on the fair values of our long-term debt obligations. The sensitivity analysis involved increasing and decreasing interest rates as of December 31, 2024 by a hypothetical 10% and calculating the resulting change in the fair values. The hypothetical losses related to long-term debt would be realized only if we transferred all of our fixed-rate long-term debt to other creditors. The results of the sensitivity analysis are as follows:

	Assuming a 10% Increase in Rates	Assuming a 10% Decrease in Rates	Change in the Fair Value of
Activity	As of December 31, 2024
	(millions)
Interest rate risk	$(100)	$104	Long-term debt

Item 8. Financial Statements
The following Consolidated Financial Statements are included herein:

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of DT Midstream, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated statements of financial position of DT Midstream, Inc. and its subsidiaries (the “Company”) as of December 31, 2024 and 2023, and the related consolidated statements of operations, of comprehensive income, of changes in stockholders' equity and of cash flows for each of the three years in the period ended December 31, 2024, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
As described in Management’s Report on Internal Control over Financial Reporting, management has excluded three FERC-regulated natural gas transmission pipelines (“Midwest Pipeline Acquisition”) from its assessment of internal control over financial reporting as of December 31, 2024 because they were acquired by the Company in a purchase business combination on December 31, 2024. We have also excluded the Midwest Pipeline Acquisition from our audit of internal control over financial reporting. The three FERC-regulated natural gas transmission pipelines are wholly-owned subsidiaries whose total revenues and total assets excluded from management’s assessment and our audit of internal control over financial reporting represent less than 1 percent and approximately 10 percent, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2024 (the 10 percent calculation excludes assets related to acquired goodwill and other intangible assets, as they were included in management’s assessment).

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
Equity Method Investments in NEXUS Gas Transmission, LLC and Millennium Pipeline Intermediate Holdings, LLC
As described in Note 1 to the consolidated financial statements, non-controlled investments are accounted for using the equity method of accounting when the Company is able to significantly influence the operating policies of the investee. Under the equity method of accounting, investments are recorded at historical cost as an asset and adjusted for capital contributions, dividends and distributions received, and the Company’s share of the investee’s earnings or losses, which are recorded as earnings from equity method investees. The Company’s equity method investments are periodically evaluated for certain factors that may be indicative of other-than-temporary impairment. As of December 31, 2024, the Company’s equity method investment balance in NEXUS Gas Transmission, LLC (“NEXUS”) and Millennium Pipeline Intermediate Holdings, LLC (“Millennium”) was $880 million and $283 million, respectively. For the year ended December 31, 2024, earnings from equity method investees for NEXUS and Millennium were $62 million and $59 million, respectively.
The principal consideration for our determination that performing procedures relating to the equity method investments in NEXUS and Millennium is a critical audit matter is a high degree of auditor effort in performing procedures related to these equity method investments.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to equity method investments. These procedures also included, among others, the following, which were performed as of and for the year ended December 31, 2024 for NEXUS and Millennium (collectively “the investees”): (i) vouching capital contributions, dividends and distributions to source documents, (ii) confirming specific unaudited financial information with the investees, (iii) reconciling the investee financial information per Company records to the investees’ independently audited financial statements, (iv) recalculating the Company’s carrying amount of its investments in the investees that exceeded the Company’s share of the underlying equity in the net assets and the related amortization of such differences, (v) performing inquiries with management, and inspecting supporting evidence and documentation, to understand and evaluate management’s consideration of accounting matters, including management’s assertion that there were no indicators of other-than-temporary impairment, and (vi) performing procedures to evaluate subsequent events impacting the investees.
/s/ PricewaterhouseCoopers LLP
Detroit, Michigan
February 26, 2025
We have served as the Company’s auditor since 2020.

DT Midstream, Inc.
Consolidated Statements of Operations

	Year Ended December 31,
	2024	2023	2022
	(millions, except per share amounts)
Revenues
Operating revenues	$981	$922	$920
Operating Expenses
Operation and maintenance	244	245	267
Depreciation and amortization	209	182	170
Taxes other than income	39	28	28
Asset (gains) losses and impairments, net	—	(4)	(23)
Operating Income	489	471	478
Other (Income) and Deductions
Interest expense	153	150	137
Interest income	(7)	(1)	(3)
Earnings from equity method investees	(162)	(177)	(150)
Loss from financing activities	5	—	13
Other income	(4)	(1)	(1)
Income Before Income Taxes	504	500	482
Income Tax Expense	137	104	100
Net Income	367	396	382
Less: Net Income Attributable to Noncontrolling Interests	13	12	12
Net Income Attributable to DT Midstream	$354	$384	$370

Basic Earnings per Common Share
Net Income Attributable to DT Midstream	$3.63	$3.97	$3.83

Diluted Earnings per Common Share
Net Income Attributable to DT Midstream	$3.60	$3.94	$3.81

Weighted Average Common Shares Outstanding
Basic	97.6	96.9	96.7
Diluted	98.4	97.5	97.2

See Notes to Consolidated Financial Statements

DT Midstream, Inc.
Consolidated Statements of Comprehensive Income

	Year Ended December 31,
	2024	2023	2022
	(millions)
Net Income	$367	$396	$382
Foreign currency translation and unrealized gain on derivatives, net of tax	—	2	—
Other comprehensive income	—	2	—
Comprehensive income	367	398	382
Less: Comprehensive income attributable to noncontrolling interests	13	12	12
Comprehensive Income Attributable to DT Midstream	$354	$386	$370

See Notes to Consolidated Financial Statements

DT Midstream, Inc.
Consolidated Statements of Financial Position

	December 31,
	2024	2023
	(millions)
ASSETS
Current Assets
Cash and cash equivalents	$68	$56
Accounts receivable (net of $— allowance for expected credit loss for each period end)	172	154
Deferred property taxes	33	31
Taxes receivable	8	15
Prepaid expenses and other	29	16
	310	272
Investments
Investments in equity method investees	1,297	1,762

Property
Property, plant, and equipment	6,525	5,282
Accumulated depreciation	(998)	(848)
	5,527	4,434
Other Assets
Goodwill	776	473
Long-term notes receivable — related party	4	4
Operating lease right-of-use assets	49	38
Intangible assets, net	1,921	1,968
Other	51	31
	2,801	2,514
Total Assets	$9,935	$8,982

See Notes to Consolidated Financial Statements

DT Midstream, Inc.
Consolidated Statements of Financial Position

	December 31,
	2024	2023
	(millions, except shares)
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$77	$94
Short-term borrowings	150	165
Operating lease liabilities	16	13
Dividends payable	75	67
Interest payable	12	10
Property taxes payable	42	34
Accrued compensation	19	18
Contract liabilities	18	18
Other	17	15
	426	434

Long-Term Debt, net	3,319	3,065

Other Liabilities
Deferred income taxes	1,129	1,031
Operating lease liabilities	36	27
Contract liabilities	135	111
Regulatory liabilities	90	—
Other	34	34
	1,424	1,203
Total Liabilities	5,169	4,702

Commitments and Contingencies (Note 12)

Stockholders' Equity
Preferred stock ($0.01 par value, 50,000,000 shares authorized, and no shares issued or outstanding as of December 31, 2024 and 2023)	—	—
Common stock ($0.01 par value, 550,000,000 shares authorized, and 101,324,894 and 96,971,021 shares issued and outstanding as of December 31, 2024 and 2023, respectively)	1	1
Additional paid-in capital	3,911	3,485
Retained earnings	723	661
Accumulated other comprehensive income (loss)	(8)	(8)
Total DT Midstream Equity	4,627	4,139
Noncontrolling interests	139	141
Total Equity	4,766	4,280
Total Liabilities and Equity	$9,935	$8,982

See Notes to Consolidated Financial Statements

DT Midstream, Inc.
Consolidated Statements of Cash Flows

	Year Ended December 31,
	2024	2023	2022
	(millions)
Operating Activities
Net Income	$367	$396	$382
Adjustments to reconcile Net Income to Net cash and cash equivalents from operating activities:
Depreciation and amortization	209	182	170
Stock-based compensation	23	20	17
Amortization of operating lease right-of-use assets	18	18	19
Deferred income taxes	120	110	70
Earnings from equity method investees	(162)	(177)	(150)
Dividends from equity method investees	161	196	181
Asset (gains) losses and impairments, net	—	—	(17)
Loss from financing activities	5	—	13
Changes in assets and liabilities:
Accounts receivable, net	11	7	8
Accounts payable	11	(5)	7
Contract liabilities	23	97	3
Other current and noncurrent assets and liabilities	(23)	(46)	22
Net cash and cash equivalents from operating activities	763	798	725
Investing Activities
Plant and equipment expenditures	(350)	(772)	(338)
Acquisition accounted for as a business combination	(1,198)	—	—
Proceeds from sale of notes receivable	—	—	22
Distributions from equity method investees	472	427	17
Contributions to equity method investees	(5)	(7)	(5)
Acquisition of additional interest in equity method investee	—	—	(552)
Other investing activities	—	1	2
Net cash and cash equivalents used for investing activities	(1,081)	(351)	(854)
Financing Activities
Issuance of long-term debt, net of discount and issuance costs	644	—	591
Repayment of long-term debt	(399)	—	(596)
Borrowings under the Revolving Credit Facility	385	540	370
Repayment of borrowings under the Revolving Credit Facility	(400)	(705)	(40)
Payment of Revolving Credit Facility issuance costs	(3)	—	(3)
Issuance of common stock, net of issuance costs	406	—	—
Distributions to noncontrolling interests	(17)	(18)	(14)
Dividends paid on common stock	(280)	(263)	(244)
Other financing activities	(6)	(6)	(6)
Net cash and cash equivalents from (used for) financing activities	330	(452)	58
Net Increase (Decrease) in Cash and Cash Equivalents	12	(5)	(71)
Cash and Cash Equivalents at Beginning of Period	56	61	132
Cash and Cash Equivalents at End of Period	$68	$56	$61

Supplemental disclosure of cash information
Cash paid for:
Interest, net of interest capitalized	$140	$140	$125
Income taxes	12	22	24
Supplemental disclosure of non-cash investing and financing activities
Plant and equipment expenditures in accounts payable and other accrued liabilities	$44	$80	$99

See Notes to Consolidated Financial Statements

DT Midstream, Inc.
Consolidated Statements of Changes in Stockholders' Equity

			Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests
	Common Stock
	Shares	Amount					Total
	(dollars in millions, shares in thousands)
Balance, December 31, 2021	96,734	$1	$3,450	$431	$(10)	$149	$4,021
Net Income	—	—	—	370	—	12	382
Dividends declared on common stock ($2.56 per common share)	—	—	—	(248)	—	—	(248)
Distributions to noncontrolling interests	—	—	—	—	—	(14)	(14)
Stock-based compensation	78	—	17	(2)	—	—	15
Repurchase of common stock	(57)	—	—	(3)	—	—	(3)
Taxes and other adjustments	—	—	2	(1)	—	—	1
Balance, December 31, 2022	96,755	$1	$3,469	$547	$(10)	$147	$4,154
Net Income	—	—	—	384	—	12	396
Dividends declared on common stock ($2.76 per common share)	—	—	—	(268)	—	—	(268)
Distributions to noncontrolling interests	—	—	—	—	—	(18)	(18)
Stock-based compensation and other	216	—	16	(2)	—	—	14
Other comprehensive income, net of tax	—	—	—	—	2	—	2
Balance, December 31, 2023	96,971	$1	$3,485	$661	$(8)	$141	$4,280
Net Income	—	—	—	354	—	13	367
Issuance of common stock, net of issuance costs (a)	4,169	—	406	—	—	—	406
Dividends declared on common stock ($2.94 per common share)	—	—	—	(288)	—	—	(288)
Contributions from noncontrolling interests	—	—	—	—	—	2	2
Distributions to noncontrolling interests	—	—	—	—	—	(17)	(17)
Stock-based compensation and other	185	—	20	(4)	—	—	16
Balance, December 31, 2024	101,325	$1	$3,911	$723	$(8)	$139	$4,766
_____________________________________
(a)Issuance of common shares at $0.01 par value. See Note 8, "Earnings Per Share and Dividends," to the Consolidated Financial Statements.

See Notes to Consolidated Financial Statements

DT Midstream, Inc.
Notes to Consolidated Financial Statements

NOTE 1 — DESCRIPTION OF THE BUSINESS AND BASIS OF PRESENTATION
Description of the Business
DT Midstream is an owner, operator, and developer of an integrated portfolio of natural gas midstream assets. We provide multiple, integrated natural gas services to customers through two segments: (i) Pipeline, which includes interstate pipelines, intrastate pipelines, storage systems, gathering lateral pipelines including related treatment plants and compression and surface facilities, and (ii) Gathering, which includes gathering systems, related treatment plants, and compression and surface facilities. Our Pipeline segment also includes joint venture interests in equity method investees which own and operate interstate pipelines that connect to our wholly owned assets. On December 31, 2024, we closed on the Midwest Pipeline Acquisition of three FERC-regulated natural gas transmission pipelines. See Note 16, "Acquisitions" to the Consolidated Financial Statements.
Our core assets strategically connect key demand centers in the Midwestern U.S., Eastern Canada and Northeastern U.S. regions to the premium production areas of the Marcellus/Utica natural gas formation in the Appalachian Basin, and connect key demand centers and LNG export terminals in the Gulf Coast region to premium production areas of the Haynesville natural gas formation.
Basis of Presentation`
The Consolidated Financial Statements and Notes to Consolidated Financial Statements are prepared under GAAP.
These accounting principles require management to use estimates and assumptions that impact reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities. Actual results may differ from our estimates. We believe the assumptions underlying these financial statements are reasonable.
In our opinion, the accompanying Consolidated Financial Statements include all adjustments, consisting of normal recurring adjustments, necessary to present a fair statement of our financial position as of December 31, 2024, results of operations for the years ended December 31, 2024, 2023 and 2022, statement of changes in stockholders' equity for the years ended December 31, 2024, 2023 and 2022, and cash flows for the years ended December 31, 2024, 2023 and 2022.
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

DT Midstream, Inc.
Notes to Consolidated Financial Statements

The following table summarizes the major line items in the Consolidated Statements of Financial Position for consolidated VIEs as of December 31, 2024 and 2023. All assets and liabilities of a consolidated VIE are included in the table when it has been determined that a consolidated VIE has either (1) assets that can be used only to settle obligations of the VIE or (2) liabilities for which creditors do not have recourse to the general credit of the primary beneficiary. The assets and liabilities of consolidated VIEs that meet the definition of a business and whose assets can be used for purposes other than the settlement of the VIEs' obligations have been excluded from the table below.

	December 31,
	2024	2023
	(millions)
ASSETS (a)
Cash	$17	$13
Accounts receivable	11	10
Other current assets	2	2
Intangible assets, net	468	483
Property, plant and equipment, net	391	391
Goodwill	25	25
	$914	$924

LIABILITIES (a)
Accounts payable and other current liabilities	$5	$4
Other noncurrent liabilities	3	3
	$8	$7
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
Our equity method investments are periodically evaluated for certain factors that may be indicative of other-than-temporary impairment. As of December 31, 2024 and 2023, our carrying amounts of investments in equity method investees exceeded our share of the underlying equity in the net assets of the investees by $336 million and $352 million, respectively. The difference will be amortized over the life of the underlying assets. As of both December 31, 2024 and 2023, our consolidated retained earnings balance did not have undistributed earnings from equity method investments. We use the cumulative earnings approach to classify proceeds received from equity method investees as dividends or distributions on the Consolidated Statements of Cash Flows.
Earnings from equity method investees include:

	Year Ended December 31,
	2024	2023	2022
	(millions)
NEXUS	$62	$68	$61
Vector	41	38	36
Millennium	59	71	53
Total earnings from equity method investees	$162	$177	$150

DT Midstream, Inc.
Notes to Consolidated Financial Statements

Equity method investees are described below:

	Investments As of		% Owned As of
	December 31,		December 31,
Equity Method Investee	2024	2023	2024	2023
	(millions)
NEXUS	$880	$900	50%	50%
Vector	134	135	40%	40%
Millennium	283	727	52.5%	52.5%
Total investments in equity method investees	$1,297	$1,762
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
Summarized balance sheet data is as follows:

	December 31,
	2024	2023
	(millions)
Current assets	$170	$159
Noncurrent assets	3,939	4,057
Current liabilities	209	208
Noncurrent liabilities	$1,930	$1,177
Summarized income statement data is as follows:

	Year Ended December 31,
	2024	2023	2022
	(millions)
Operating revenues	$818	$823	$800
Operating expenses	376	377	396
Net Income	$364	$392	$372

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
We regularly monitor the credit quality of our financing receivables by reviewing counterparty credit quality indicators and monitoring for triggering events, such as a credit rating downgrade or bankruptcy. We have three internal grades of credit quality, with internal grade 1 as the lowest risk and internal grade 3 as the highest risk. The related credit quality indicators and risk ratings utilized to develop the internal grades have been updated through December 31, 2024. As of December 31, 2024, the notes receivable — related party of $4 million, which originated prior to 2021, was classified as internal grade 1. There are no notes receivable on nonaccrual status and no past due financing receivables as of December 31, 2024.
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
For trade accounts receivable, the customer allowance for expected credit loss is calculated based on specific review of future collections based on receivable balances generally in excess of 30 days. Existing and future economic conditions, historical loss rates, customer trends and other relevant factors that may affect our ability to collect are also considered. Receivables are written off on a specific identification basis and determined based on the particular circumstances of the associated receivable. Uncollectible expense (recovery) was zero for each of the years ended December 31, 2024, 2023 and 2022.
Our collections on accounts receivable from customers are current, and no material rate of historical loss was noted, which resulted in no allowance for expected credit loss as of December 31, 2024 or 2023. Any balance would be shown as a deduction from the respective financing receivable's balance in the Consolidated Statements of Financial Position.
Property, Plant, and Equipment
Property is stated at cost and includes construction-related labor, materials, overhead and capitalized interest. Property for FERC-Regulated entities includes equity AFUDC. Equity AFUDC represents the capitalization of the estimated average cost of equity during construction projects and is recorded as a credit to allowance for funds used during construction in our Consolidated Statements of Operations. Expenditures for maintenance and repairs are charged to expense when incurred. Property, plant and equipment is depreciated over its estimated useful life using the straight-line method. See Note 6, "Property, Plant, and Equipment and Intangible Assets" to the Consolidated Financial Statements.

DT Midstream, Inc.
Notes to Consolidated Financial Statements

On December 31, 2024, DT Midstream closed on the Midwest Pipeline Acquisition of three FERC-regulated natural gas transmission pipelines. These assets are accounted for under ASC 980, which in some cases requires that the cost of regulated property retired or sold, plus removal costs, less salvage, be charged to accumulated depreciation. For regulated assets, depreciation studies to assess the estimated useful lives of the asset are typically conducted as part of rate proceedings or tariff filings. Changes in economic lives, if applicable, are implemented prospectively as of the approved effective date. See Note 16, "Acquisitions" and Note 17, "Regulatory Matters" to the Consolidated Financial Statements.
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
Purchase Accounting
In accordance with the business combination acquisition method of accounting, the assets acquired and liabilities assumed in an acquired business are measured at their estimated fair values at the acquisition date.
Goodwill
DT Midstream has goodwill resulting from business combinations. For each reporting unit with goodwill, we perform an impairment test annually or whenever events or circumstances indicate that the value of goodwill may be impaired.
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
Other Significant Accounting Policies

Footnote	Title
Note 1	Equity Method Investments
Note 4	Revenue
Note 7	Income Taxes
Note 9	Fair Value
Note 11	Leases
Note 14	Reportable Segments
Note 16	Acquisitions
Note 17	Regulation

DT Midstream, Inc.
Notes to Consolidated Financial Statements

NOTE 3 — NEW ACCOUNTING PRONOUNCEMENTS
Recently Adopted Pronouncements
In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280) - Improvements to Reportable Segment Disclosures. The amendments improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses and interim disclosure requirements. The amendments are effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. We adopted this ASU on December 31, 2024, and applied the amendments retrospectively to all prior periods presented in our Consolidated Financial Statements. See Note 14, "Segment and Related Information," to the Consolidated Financial Statements.
Recently Issued Pronouncements
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
In November 2024, the FASB issued ASU No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40) - Disaggregation of Income Statement Expenses. The amendments require enhanced disclosures of specified costs and expenses included in significant expense captions in the income statement, including purchases of inventory, employee compensation, depreciation, amortization, and other key amounts. The FASB subsequently issued ASU No. 2025-01 in January 2025 to clarify the effective date of ASU No. 2024-03. The amendments are effective for fiscal years beginning after December 15, 2026 and interim reporting periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. We are currently evaluating the impact of this standard's adoption on our Consolidated Financial Statements.
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

DT Midstream, Inc.
Notes to Consolidated Financial Statements

Disaggregation of Revenue
The following is a summary of revenues disaggregated by segment:

	Year Ended December 31,
	2024	2023	2022
	(millions)
Pipeline (a)	$443	$377	$339
Gathering	538	545	581
Total operating revenues	$981	$922	$920
__________________________________
(a) Includes revenues outside the scope of ASC 606 primarily related to contracts accounted for as leases of $9 million, $7 million and $10 million for the years ended December 31, 2024, 2023 and 2022, respectively.

Nature of Services
We primarily provide two types of revenue services: firm service and interruptible service. Firm service revenue contracts provide for fixed revenue commitments regardless of actual volumes of natural gas that flow, which leads to more stable operating performance, revenues and cash flows and limits our exposure to natural gas price fluctuations. Firm service revenue contracts are typically long-term and structured using fixed demand charges or MVCs with fixed deficiency fee rates. Contracts structured using fixed demand charges contain a performance obligation of a stand-ready series of distinct services that are substantially the same with the same pattern of transfer to the customer, therefore revenue is recognized ratably over time. Contracts structured using MVCs with fixed deficiency fee rates require customers to transport or store a minimum volume of natural gas over a specified time period. If a customer fails to meet its MVCs for the specified time period, the contract consideration includes a fixed rate for the actual volumes gathered, transported or stored, and a deficiency fee for the shortfall between the MVCs and the actual volumes gathered, transported, or stored. If a customer exceeds its MVC for the specified time period, the contract consideration is based on fixed rates for the actual volumes gathered, transported, or stored. The contract consideration is allocated to each distinct monthly performance obligation, consistent with the allocation objective and based upon the level of effort required to satisfy the service obligation. Revenues are generally recognized over time based on the output measure of natural gas volumes gathered, transported, or stored, with the recognition of the deficiency fee revenue in the period when it is known the customer cannot make up the deficient volumes in the specified time period. Interruptible service revenue contracts typically contain fixed rates, with total consideration dependent on actual natural gas volumes that flow. Interruptible service revenues are recognized over time based on the output measure of natural gas volumes gathered, transported, or stored. Certain of our gathering contracts allow for the recovery of production-related operating expenses, which are offsetting in revenue and operating expense. Recovery of production-related operating expenses were $51 million, $53 million and $65 million for the years ended December 31, 2024, 2023 and 2022, respectively.
Contract Liabilities
The following is a summary of contract liability activity:

	2024	2023
	(millions)
Balance as of January 1	$129	$32
Increases due to cash received or receivable, excluding amounts recognized as revenue during the period (a)	47	101
Revenue recognized that was included in the balance at the beginning of the period	(23)	(4)
Balance as of December 31	$153	$129
__________________________________
(a) During the year ended December 31, 2024 and 2023, we collected prepayment amounts from customers under various long-term revenue contracts on Ohio Utica Gathering, Appalachia Gathering, Blue Union Gathering and LEAP.

DT Midstream, Inc.
Notes to Consolidated Financial Statements

Contract liabilities generally represent amounts paid by or receivable from customers for which the associated performance obligation has not yet been satisfied. Contract liabilities associated with these services are recognized upon delivery of the service to the customer.
The following table presents contract liability amounts as of December 31, 2024 that are expected to be recognized as revenue in future periods:

(millions)
2025	$18
2026	18
2027	18
2028	16
2029	16
2030 and thereafter	67
Total	$153
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
The following table presents revenue amounts related to fixed consideration associated with unsatisfied performance obligations as of December 31, 2024 that are expected to be recognized as revenue in future periods:

(millions)
2025	$265
2026	223
2027	226
2028	181
2029	149
2030 and thereafter	268
Total	$1,312
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
As of December 31, 2024 and 2023, we had capitalized costs to obtain or fulfill a contract of $18 million, which are included in other current assets and other noncurrent assets in the accompanying Consolidated Statements of Financial Position. During the years ended December 31, 2024, 2023 and 2022 we recognized $1 million of amortization expense related to such capitalized costs.

DT Midstream, Inc.
Notes to Consolidated Financial Statements

Major Customers
The following table summarizes the customer which represents 10% or more of our total revenue for the years ended December 31, 2024, 2023 and 2022. Both Pipeline and Gathering segments provided services to this customer.

	2024		2023		2022
	Customer	Percentage	Customer	Percentage	Customer	Percentage
	Revenue	of Total	Revenue	of Total	Revenue	of Total
Customer:	(millions, except percentages)
Expand Energy	$555	56%	$560	60%	$596	65%
NOTE 5 — GOODWILL
We have goodwill that resulted from business combinations. The carrying value of goodwill is evaluated for impairment on an annual basis or whenever events or circumstances indicate that the value of goodwill may be impaired. We performed our annual impairment test as of October 1, 2024 and determined that the estimated fair value of each reporting unit exceeded its carrying value, and no impairment existed. We recognized goodwill as of December 31, 2024 as part of the Midwest Pipeline Acquisition in the Pipeline reporting unit. See Note 16, "Acquisitions" to the Consolidated Financial Statements.
The following is the summary of the change in the carrying amount of goodwill:

	2024	2023
	(millions)
Balance at January 1	$473	$473
Goodwill attributable to the Midwest Pipeline Acquisition	303	—
Balance at December 31	$776	$473
The following is a summary of the carrying value of goodwill by reporting unit:

	December 31,
	2024	2023
	(millions)
Pipeline	$356	$53
Gathering	420	420
Total goodwill	$776	$473
While we believe the estimates and assumptions in the estimated fair value are reasonable, the actual results may differ from projections. To the extent projected results or cash flows are revised downward, the reporting unit may be required to write down all or a portion of its goodwill, which would adversely impact our earnings.

DT Midstream, Inc.
Notes to Consolidated Financial Statements

NOTE 6 — PROPERTY, PLANT, AND EQUIPMENT AND INTANGIBLE ASSETS
Property, Plant, and Equipment
The following is a summary of Property, plant, and equipment by classification:

	Average Estimated Useful Life	December 31,
		2024	2023
	(years)	(millions)
Property, plant, and equipment
Land and other non-depreciable assets	N/A	$105	$96
Rights of way and easements	25 to 53	168	103
Pipelines and interconnects	10 to 95	4,437	3,460
Facilities and processing plants	7 to 50	1,364	1,234
Wells and well equipment	40 to 70	70	70
General plant	3 to 40	60	40
Construction in progress	N/A	321	279
Total Property, plant, and equipment		$6,525	$5,282
Less accumulated depreciation		(998)	(848)
Net Property, plant, and equipment		$5,527	$4,434
Intangible Assets
The following is a summary of Intangible Assets by classification:

		December 31, 2024			December 31, 2023
	Useful Lives	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
		(millions)
Intangible assets subject to amortization
Customer relationships	3 - 40 years (a)	$2,262	$(345)	$1,917	$2,252	$(289)	$1,963
Contract intangibles	14 - 26 years	18	(14)	4	18	(13)	5
Total		$2,280	$(359)	$1,921	$2,270	$(302)	$1,968
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
The following table summarizes estimated customer relationships and contract intangibles amortization expense to be recognized during each year through 2029:

	2025	2026	2027	2028	2029
	(millions)
Estimated amortization expense	$60	$60	$60	$59	$59
Depreciation and Amortization
The following is a summary of depreciation and amortization expense by asset type:

	Year Ended December 31,
	2024	2023	2022
	(millions)
Property, plant, and equipment	$152	$125	$113
Customer relationships and other intangible assets, net	57	57	57
Total Depreciation and amortization	$209	$182	$170

DT Midstream, Inc.
Notes to Consolidated Financial Statements

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
Midwest Pipeline Acquisition
The Midwest Pipeline Acquisition was treated as a deemed asset acquisition which was taxable for federal and state income tax purposes as a result of 1) making tax elections promulgated under Internal Revenue Code §338(h)(10) for the acquired entities which were treated as corporations under Subchapter C of the Internal Revenue Code, and 2) all single member Limited Liability Companies ("LLC") being treated as disregarded entities for income tax purposes. Accordingly, the majority of deferred income tax assets and liabilities of the acquired entities are eliminated as the tax bases were increased to fair market value which equals net book value. The election resulted in tax-deductible goodwill which is subject to revision during the one-year period as additional information is obtained about facts and circumstances that existed at closing and purchase price allocations are completed/reported on income tax returns.
As a result of changes to the expected state apportionment factors and rates due to the Midwest Pipeline Acquisition, the Company recorded a remeasurement to increase the existing deferred income tax liabilities of DT Midstream (acquiring entity) by $22 million which was charged to income tax expense. See Note 16, "Acquisitions" to the Consolidated Financial Statements.
Tax Legislation
On December 4, 2024, the State of Louisiana enacted a series of tax bills aimed at overall tax reform across multiple state tax regimes including income, franchise, and sales and use. House Bill 2 imposes a flat 5.5% (previously tiered from 3.5% to 7.5%) corporate income tax rate beginning January 1, 2025. In accordance with tax accounting guidance, DT Midstream recorded the remeasurement as a deferred income tax benefit of $4 million. Other enacted law changes include the repeal of the Louisiana franchise tax and increased state sales and use tax rates, which will take effect in future years and are not expected to have a material impact on the financial statements.
On July 8, 2022, the Commonwealth of Pennsylvania enacted House Bill 1342 which includes a corporate income tax rate reduction from 9.99% to 4.99% that will phase-in over a nine-year period.

DT Midstream, Inc.
Notes to Consolidated Financial Statements

Our total Income Tax Expense varied from the statutory federal income tax rate for the following reasons:

	Year Ended December 31,
	2024	2023	2022
	(millions)
Income Before Income Taxes	$504	$500	$482
Income tax expense at statutory rate	106	105	101
State and local income taxes, net of federal benefit	18	18	24
State tax rate changes	15	(18)	(25)
Other, net	(2)	(1)	—
Income Tax Expense	$137	$104	$100
Effective income tax rate	27.3%	20.9%	20.7%
The State tax rate changes line in the table above includes state deferred remeasurements recorded in each of the respective years discussed below.
Our 2024 effective tax rate includes a $15 million expense driven by updates to state rates and apportionment factors, primarily related to the Midwest Pipeline Acquisition and tax legislation, as discussed above.
Our 2023 effective tax rate includes the impact of state tax rate changes of an $18 million benefit driven by changes in tax status and updates to state apportionment which were completed in 2023 as a part of ongoing corporate tax structuring, simplification initiatives, and initial post-separation full-year tax return filings.
Our 2022 effective tax rate includes the impact of state tax rate changes of a $25 million benefit driven by the Pennsylvania legislative changes.
Components of Income tax expense were as follows:

	Year Ended December 31,
	2024	2023	2022
	(millions)
Current income tax expense
Federal	$13	$(4)	$16
State and other income tax	4	(2)	14
Total current income tax expense	17	(6)	30
Deferred income tax expense
Federal	84	109	86
State and other income tax	36	1	(16)
Total deferred income tax expense	120	110	70
Total Income Tax Expense	$137	$104	$100
Deferred tax assets and liabilities are recognized for the estimated future tax effect of temporary differences between the tax basis of assets or liabilities and the reported amounts in our Consolidated Financial Statements. We believe it is more likely than not that we will generate sufficient taxable income in future periods to realize our deferred tax assets.

DT Midstream, Inc.
Notes to Consolidated Financial Statements

Deferred tax assets (liabilities) were comprised of the following:

	December 31,
	2024	2023
	(millions)
Deferred income tax balance components
Property, plant, and equipment	$(369)	$(369)
Federal net operating loss carry-forward	117	184
State and local net operating loss carry-forward, net of federal	75	102
Investment in equity method investees and partnerships	(970)	(979)
Other	18	31
Net deferred income tax asset / (liability)	$(1,129)	$(1,031)

Total deferred income tax assets and liabilities
Deferred income tax assets	$266	$319
Deferred income tax liabilities	(1,395)	(1,350)
Net deferred income tax asset / (liability)	$(1,129)	$(1,031)
We have recorded a deferred tax asset related to a federal net operating loss carry-forward of $117 million as of December 31, 2024. U.S. federal net operating losses will be available to be carried forward indefinitely and available to offset 80% of taxable income in future years.
We have recorded state and local deferred tax assets related to net operating loss carry-forwards of $75 million as of December 31, 2024. Of the state and local net operating loss carry-forwards, $70 million can be carried indefinitely and $5 million will expire from 2033 through 2042 and are available to offset varying amounts of taxable income in future years.
Uncertain Tax Positions
As of December 31, 2024 and 2023, we did not have any unrecognized tax benefits. Our income tax returns remain subject to examination by federal, state, and local taxing jurisdictions.

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
In November 2024, we issued 4,168,750 common shares at a price to the public of $101.00 per share and received net proceeds of approximately $406 million in anticipation of the Midwest Pipeline Acquisition. See Note 16, "Acquisitions" to the Consolidated Financial Statements.
The following is a reconciliation of basic and diluted earnings per share:

	Year Ended December 31,
	2024	2023	2022
	(millions, except per share amounts)
Basic and Diluted Earnings per Common Share
Net Income Attributable to DT Midstream	$354	$384	$370
Average number of common shares outstanding — basic	97.6	96.9	96.7

Incremental shares attributable to:
Average dilutive restricted stock units and performance share awards	0.8	0.6	0.5
Average number of common shares outstanding — diluted	98.4	97.5	97.2

Basic Earnings per Common Share	$3.63	$3.97	$3.83
Diluted Earnings per Common Share	$3.60	$3.94	$3.81
We declared the following cash dividends:

Dividends Declared	Dividend Amount		Dividend Payment Date
(quarter ended)	(per-share)	(millions)
2022
March 31	$0.64	$62	April 2022
June 30	$0.64	$62	July 2022
September 30	$0.64	$62	October 2022
December 31	$0.64	$62	January 2023
2023
March 31	$0.69	$67	April 2023
June 30	$0.69	$67	July 2023
September 30	$0.69	$67	October 2023
December 31	$0.69	$67	January 2024
2024
March 31	$0.735	$71	April 2024
June 30	$0.735	$71	July 2024
September 30	$0.735	$71	October 2024
December 31	$0.735	$75	January 2025

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
Significant Accounting Policy – Fair Value
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
Fair Value of Financial Instruments
The following table presents the carrying amount and fair value of financial instruments:

	December 31, 2024				December 31, 2023
	Carrying	Fair Value			Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3	Amount	Level 1	Level 2	Level 3
	(millions)
Cash equivalents (a)	$—	$—	$—	$—	$36	$—	$36	$—
Long-term notes receivable — related party	4	—	—	4	4	—	—	4
Short-term borrowings (a)	150	—	150	—	165	—	165	—
Long-term debt (b)	$3,319	$—	$3,136	$—	$3,065	$—	$2,850	$—
______________________________________
(a)Short-term borrowings and money market cash equivalents are stated at cost, which approximates fair value.
(b)Carrying value as of December 31, 2024 and 2023 represents principal of $3.4 billion and $3.1 billion, respectively, net of unamortized debt discounts and issuance costs.
On December 31, 2024, we closed on the Midwest Pipeline Acquisition, and assets acquired and liabilities assumed were measured at estimated fair value. See Note 16, "Acquisitions" to the Consolidated Financial Statements.

DT Midstream, Inc.
Notes to Consolidated Financial Statements

NOTE 10 — DEBT
Amendments to Credit Agreement
In December 2024, we amended our Credit Agreement to, among other things, extend the Revolving Credit Facility maturity date to December 2029 and implement customary "limited condition transaction provisions", enabling us to enter into future acquisitions and other transactions with the conditionality to the consummation thereof subject only to customary "SunGard" conditions, which provide additional financing certainty and reduce the number of conditions required. In November 2024, we amended our Credit Agreement to permit the Company to incur certain customary bridge loans, including the Bridge Facility, a $700 million 364-day bridge loan facility committed by Barclays Bank PLC, which provided certain backstop funding for our Midwest Pipeline Acquisition. Bridge Facility issuance fees of $4 million were incurred during the year ended December 31, 2024 and recorded as interest expense on our Consolidated Statements of Operations.
In June 2023, we amended our Credit Agreement which modified certain of the terms, including, among other things, the replacement of the interest rate provisions related to the Term Loan Facility from Eurodollar Rate to Term SOFR (as defined in the Credit Agreement).
In October 2022, we amended the Credit Agreement to increase the Revolving Credit Facility commitments by $250 million to aggregate commitments of $1.0 billion. The amendment also extended the Revolving Credit Facility maturity date to October 2027, replaced the Revolving Credit Facility's LIBOR interest rate references with Term SOFR, and incorporated various amendments, including amendments to pricing, guarantee and collateral provisions, that will become effective if we receive an investment-grade rating from two of the three credit rating agencies.
Debt Issuances
In November 2024, we issued $650 million in aggregate principal amount of 5.800% senior secured notes due December 2034. The 2034 Notes are guaranteed by certain of our subsidiaries and secured by a first priority lien on certain assets of DT Midstream and our subsidiary guarantors that secure our existing credit facilities. As part of the issuance of the 2034 Notes, we capitalized debt issuance costs and discount costs of approximately $5 million and $1 million, respectively.
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
Debt Redemptions
In September 2024, we repaid the remaining indebtedness under the Term Loan Facility of $399 million. The early redemption resulted in a loss on extinguishment of debt of $4 million related to the write-off of unamortized discount and issuance costs, which was recorded as a loss from financing activities on our Consolidated Statements of Operations for the year ended December 31, 2024. There were no prepayment costs in conjunction with the early redemption of the Term Loan Facility.
In April 2022, we used $593 million of the net proceeds from the sale of the 2032 Notes to make a partial repayment on the existing indebtedness under the Term Loan Facility. The early redemption resulted in a loss on extinguishment of debt of $9 million and loss on modification of debt of $4 million related to the write-off of unamortized discount and issuance costs, which was recorded as a loss from financing activities in our Consolidated Statements of Operations for the year ended December 31, 2022. There were no prepayment costs in conjunction with the partial redemption of the Term Loan Facility.

DT Midstream, Inc.
Notes to Consolidated Financial Statements

Interest Expense
The following table summarizes our interest expense:

	Year Ended December 31,
	2024	2023	2022
	(millions)
Interest expense	$163	$170	$142
Capitalized interest	(10)	(20)	(5)
Total interest expense, net	$153	$150	$137
Long-Term Debt
The following is a summary of long-term debt:

			Maturity	December 31,	December 31,
Title	Type	Interest Rate	Date	2024	2023
				(millions)
2029 Notes	Senior Notes (a)	4.125%	2029	$1,100	$1,100
2031 Notes	Senior Notes (a)	4.375%	2031	1,000	1,000
2032 Notes	Senior Secured Notes (b)	4.300%	2032	600	600
2034 Notes	Senior Secured Notes (a)	5.800%	2034	650	—
Term Loan Facility	Term Loan Facility	Variable	2028	—	399
Long-term debt principal				3,350	3,099
Unamortized debt discount				(1)	(2)
Unamortized debt issuance costs				(30)	(32)
Long-term debt, net				$3,319	$3,065
______________________________
(a) Interest payable semi-annually in arrears each June 15 and December 15. The first interest payment due on the 2034 Notes is June 15, 2025.
(b) Interest payable semi-annually in arrears each April 15 and October 15.

The following table presents scheduled debt maturities, excluding any unamortized discount on debt:

	2025	2026	2027	2028	2029 and Thereafter	Total
	(millions)
Debt maturities	$—	—	—	—	3,350	$3,350
Short-Term Credit Arrangements and Borrowings
The following table presents the availability under the Revolving Credit Facility:

December 31,
2024
(millions)
Total availability
Revolving Credit Facility, expiring December 2029	$1,000
Amounts outstanding
Revolving Credit Facility borrowings (a)	150
Letters of credit	16
166
Net availability	$834
______________________________
(a) The weighted average interest rate for Revolving Credit Facility borrowings outstanding was 4.34% as of December 31, 2024.

DT Midstream, Inc.
Notes to Consolidated Financial Statements

Borrowings under the Revolving Credit Facility, if any, are used for general corporate purposes, acquisitions, and letter of credit issuances to support our operations and liquidity. The 2024 amendment costs of the Revolving Credit Facility of $3 million were capitalized during the year ended December 31, 2024. Revolving Credit Facility issuance and amendment costs, net of amortization, of $7 million and $6 million as of December 31, 2024 and 2023, respectively, are included in other noncurrent assets in our Consolidated Statements of Financial Position and are being amortized over the remaining term of the Revolving Credit Facility.
The Credit Agreement covering the Revolving Credit Facility includes financial covenants that we must maintain. These covenants restrict the ability of DT Midstream and our subsidiaries to incur additional indebtedness and guarantee indebtedness, create or incur liens, engage in mergers, consolidations, liquidations or dissolutions, sell, transfer or otherwise dispose of assets, make investments, acquisitions, loans or advances, pay dividends and distributions or repurchase capital stock, prepay, redeem or repurchase certain junior indebtedness, enter into agreements that limit the ability of the restricted subsidiaries to make distributions to DT Midstream or the ability of DT Midstream and our restricted subsidiaries to incur liens on assets and enter into certain transactions with affiliates. The Revolving Credit Facility requires maintenance of (i) a maximum consolidated net leverage ratio of 5 to 1 (except, that the Company may elect to temporarily step up the maximum consolidated net leverage ratio to 5.5 to 1 for a period of up to three fiscal quarters after the consummation of an acquisition or investment involving consideration exceeding $50 million), and (ii) a minimum interest coverage ratio of no less than 2.5 to 1. The consolidated net leverage ratio means the ratio of net debt determined in accordance with GAAP to annual consolidated EBITDA, as defined in the Credit Agreement. The interest coverage ratio means the ratio of annual consolidated EBITDA to annual interest expense, as defined in the Credit Agreement. The Credit Agreement definition of annual consolidated EBITDA excludes EBITDA from equity method investees, but includes dividends and distributions from equity method investees. As of December 31, 2024, the consolidated net leverage ratio and the interest coverage ratio were 2.3 to 1 and 9.3 to 1, respectively, and we were in compliance with these financial covenants.
Dividend Restrictions
The indentures governing our Senior and Senior Secured Notes permit the payment of quarterly dividends on common stock in each fiscal year up to a dividend capacity calculated as defined in the indentures. For 2024, the dividend capacity remaining at year end was $537 million.
The Credit Agreement permits the payment of quarterly dividends on common stock in each fiscal year as long as giving pro forma effect thereto, we maintain a first lien net leverage ratio that does not exceed 3.25 to 1. We maintained such first lien net leverage ratio as of December 31, 2024.
NOTE 11 — LEASES
Lessee
Our leases are primarily comprised of equipment and buildings with terms ranging from approximately 1 to 11 years.
A lease exists when we have the right to control the use of identified property, plant or equipment, as conveyed through a contract, for a certain time period and consideration paid. The right to control is deemed to occur when we have the right to obtain substantially all of the economic benefits of the identified assets and the right to direct the use of such assets.
Significant Accounting Policy – Lessee Accounting
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

DT Midstream, Inc.
Notes to Consolidated Financial Statements

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
The components of lease cost for the following years includes:

	Year Ended December 31,
	2024	2023	2022
	(millions)
Operating lease cost	$21	$20	$20
Short-term lease cost	3	3	3
	$24	$23	$23
Operating lease cost includes amortization of operating lease right-of-use assets and other related costs. We have elected not to apply the lease balance sheet recognition requirements to short-term leases with a term of 12 months or less. Operating and short-term lease costs are recorded to operation and maintenance in our Consolidated Statements of Operations.
Other relevant information related to leases for the following years includes:

	Year Ended December 31,
	2024	2023	2022
Supplemental Cash Flows Information	(millions, except years and percentages)
Cash paid for amounts included in the measurement of these liabilities:
Operating cash flows for operating leases	$21	$21	$18
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$29	$25	$14
Weighted Average Remaining Lease Term
Operating leases	3.9 years	4.4 years	4.0 years
Weighted Average Discount Rate
Operating leases	5.3%	4.8%	3.5%
Future minimum lease payments under leases for remaining periods as of December 31, 2024 are as follows:

Operating Leases
(millions)
2025	$17
2026	15
2027	14
2028	6
2029	2
2030 and thereafter	3
Total future minimum lease payments	57
Imputed interest	(5)
Lease liabilities	$52
Lessor
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

DT Midstream, Inc.
Notes to Consolidated Financial Statements

We lease certain assets under an operating lease for a pipeline which commenced in December 2018. The lease is comprised of fixed payments with a remaining term of 14 years. The operating lease does not have renewal provisions or options to purchase the assets at the end of the lease and does not have termination for convenience provisions. The lease term extends to the end of the estimated economic life of the leased assets, thereby resulting in no residual value.
As part of the Midwest Pipeline Acquisition, one pipeline has agreements with a customer and its subsidiaries that results in the use of substantially all the pipeline's capacity through 2026 and represents an operating lease.
Fixed lease income associated with the operating lease was $9 million, $7 million, and $10 million for the years ended December 31, 2024, 2023 and 2022, respectively. Fixed lease income is reported in Operating revenues in our Consolidated Statements of Operations. Depreciation expense associated with the property under the operating lease was $3 million for each of the years ended December 31, 2024, 2023 and 2022.
Future minimum rental revenues for remaining periods as of December 31, 2024 are as follows:

Operating Lease
(millions)
2025	$77
2026	62
2027	9
2028	9
2029	9
2030 and thereafter	79
Total future minimum rental revenues	$245
Property under the operating lease is as follows:

	December 31,
	2024	2023
	(millions)
Gross property under operating leases	$484	$58
Accumulated amortization of property under operating leases	$17	$15
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
Guarantees
In certain limited circumstances, we enter into contractual guarantees. We may guarantee another entity's obligation in the event it fails to perform and may provide guarantees in certain indemnification agreements. We did not have any guarantees of other parties' obligations as of December 31, 2024.

DT Midstream, Inc.
Notes to Consolidated Financial Statements

Purchase Commitments
As of December 31, 2024, we were party to long-term purchase commitments relating to a variety of goods and services required for our business. We estimate lifetime purchase commitments of approximately $95 million, due in the periods shown below.

(millions)
2025	$14
2026	13
2027	12
2028	12
2029	12
2030 and thereafter	32
Total	$95
Surety Bonds
In certain limited circumstances, we enter into contracts that require us to obtain external surety bonds to secure our payment and performance. We agree to indemnify the issuers of these surety bonds for amounts, if any, paid by them under these agreements. In the event that any surety bonds are called for non-performance, we would be obligated to reimburse the issuer of the surety bond. The maximum potential indemnification under our surety bond agreements as of December 31, 2024 is $30 million.
Vector Line of Credit
We are the lender under a revolving term credit facility to Vector, the borrower, in the amount of CAD $70 million. The credit facility was executed in response to the passage of Canadian regulations requiring oil and gas pipelines to demonstrate their financial ability to respond to a catastrophic event and exists for the sole purpose of satisfying these regulations. Vector may only draw upon the facility if the funds are required to respond to a catastrophic event. The maximum potential payout as of December 31, 2024 is USD $49 million. The funding of a loan under the terms of the revolving term credit facility is considered remote.
Contingent Liability
In order to comply with certain state environmental regulations, we have an obligation to restore pipeline right-of-way slope failures that may arise in the ordinary course of business in the Utica and Marcellus formations. We completed evaluations of all locations, which were prioritized based on the severity and proximity of the slope failures, and used updated cost information to assess the adequacy of the estimate for the contingent liability accrual. Based on these evaluations, we recorded a reduction to the contingent liability accrual and decrease to operation and maintenance expense of $9 million and $6 million during the years ended December 31, 2024 and 2023, respectively. As of December 31, 2024 and 2023, we had accrued contingent liabilities of $3 million and $13 million, respectively, for future slope restoration expenditures. The accrual is included in other current liabilities and other liabilities in the Consolidated Statements of Financial Position. While restoration is ongoing, we believe the accrued amounts are sufficient to cover estimated future expenditures.
NOTE 13 — STOCK-BASED COMPENSATION AND DEFINED CONTRIBUTION PLANS
The DT Midstream, Inc. Long-Term Incentive Plan permits the grant of incentive and nonqualified stock options, stock appreciation rights, restricted stock awards and restricted stock units, performance share awards, and performance units to employees, consultants and members of DT Midstream's Board of Directors. As a result of a restricted stock award grant, restricted stock unit or performance share award settlement, or by exercise of a stock option, we may issue common stock from our authorized but unissued common stock and/or from outstanding common stock acquired by or on behalf of DT Midstream in the participant's name. Key provisions of the DT Midstream Plan are:
•Authorized limit as of December 31, 2024 was 8,250,000 shares of common stock. The authorized limit increases annually on January 1 by the lesser of 1,750,000 shares of common stock or the amount determined by the DT Midstream Board of Directors.

DT Midstream, Inc.
Notes to Consolidated Financial Statements

•Prohibits the grant of a stock option with an exercise price that is less than the fair market value of DT Midstream's stock on the grant date.
The following table summarizes our stock-based compensation expense and the related income tax benefit:

	Year Ended December 31,
	2024	2023	2022
	(millions)
Stock-based compensation expense	$23	$20	$17
Tax benefit	$5	$5	$4
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
The following table summarizes restricted stock unit activity for the year ended December 31, 2024:

	Restricted Stock Units	Weighted- Average Grant Date Fair Value
	(thousands)	(per share)
Nonvested as of December 31, 2023	417	$45.82
Granted (a)	152	60.37
Forfeited	(4)	49.35
Vested (b)	(104)	42.40
Nonvested as of December 31, 2024	461	$51.37
____________________________________
(a)Includes initial grants and dividends reinvested.
(b)Includes vested, not issued shares of two thousand at December 31, 2024. Shares will be issued in first quarter 2025.
The weighted-average grant date fair value of restricted stock units granted, excluding dividends reinvested, during the years ended December 31, 2024, 2023 and 2022 was $62.63, $52.66 and $52.25, respectively. The intrinsic value of restricted stock units vested and issued during the years ended December 31, 2024, 2023 and 2022 was $7 million, $8 million, and $3 million, respectively.
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

DT Midstream, Inc.
Notes to Consolidated Financial Statements

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
The following table summarizes performance share award activity for the year ended December 31, 2024:

	Performance Share Awards	Weighted- Average Grant Date Fair Value
	(thousands)	(per share)
Nonvested as of December 31, 2023	557	$64.36
Granted (a)	372	55.32
Forfeited	(29)	59.66
Settled	(199)	48.12
Nonvested as of December 31, 2024	701	$64.38
_____________________________________
(a)Includes initial grants, dividends reinvested and shares added for achievement of final performance objectives on settled awards.
The weighted-average grant date fair value of performance share awards granted, excluding dividends reinvested, during the years ended December 31, 2024, 2023 and 2022 was $52.05, $53.74 and $72.91, respectively. The intrinsic value of performance share awards settled during the years ended December 31, 2024, 2023 and 2022 was $10 million, $9 million and $4 million, respectively.
Unrecognized Compensation Costs
As of December 31, 2024, we had $27 million of total unrecognized compensation costs related to non-vested stock incentive plan arrangements. The unrecognized compensation cost is expected to be recognized over a weighted-average period of 1.77 years.
Defined Contribution Plans
We sponsor defined contribution retirement savings plans, and participation in one of these plans is available to substantially all employees. We match employee contributions up to certain predefined and Internal Revenue Service limits based on eligible compensation and each employee's contribution rate, and contribute additional amounts in lieu of traditional pension and post-employment healthcare benefits. DT Midstream's cost for these plans was $7 million, $7 million and $5 million for the years ended December 31, 2024, 2023 and 2022, respectively.
NOTE 14 — SEGMENT AND RELATED INFORMATION
We set strategic goals, allocate resources, and evaluate performance based on the following two segments: Pipeline and Gathering. Our Chief Operating Decision Maker (CODM) has been identified as our Chief Executive Officer. Our CODM regularly evaluates financial information regarding these segments in deciding how to allocate resources and in assessing our operating and financial performance. We manage and report our operations primarily according to the nature of our products and services. Our plants, pipelines and other fixed assets are located in the U.S. and Canada.
The Pipeline segment owns and operates interstate and intrastate natural gas pipelines, storage systems, and natural gas gathering lateral pipelines. The Pipeline segment also has interests in equity method investees that own and operate interstate natural gas pipelines. The segment is engaged in the transportation and storage of natural gas for intermediate and end user customers. The Midwest Pipeline Acquisition assets are presented in our Pipeline segment as of December 31, 2024. During the three months ended March 31, 2023, we completed the conversion of the Michigan System from gathering to dry gas transmission service and began providing services under a new long-term dry gas transmission contract. For the years ended December 31, 2024 and 2023, the Michigan System financial results are presented in the Pipeline segment. The 2022 comparative activity was for gathering services and therefore was not revised from presentation in the Gathering segment.

DT Midstream, Inc.
Notes to Consolidated Financial Statements

The Gathering segment owns and operates gas gathering systems. The segment is engaged in collecting natural gas from points at or near customers’ wells for delivery to plants for treating, to gathering pipelines for further gathering, or to pipelines for transportation, as well as associated ancillary services, including compression, dehydration, gas treatment, water impoundment, water transportation, water disposal, and sand mining. The Clean Fuels Gathering assets and results of operations after the July 1, 2024 acquisition date are presented in our Gathering segment.
Our CODM uses Net Income Attributable to DT Midstream to allocate resources, including employees, property, and financial or capital resources, for each segment predominantly in the annual budget and forecasting process. Our CODM considers budget-to-actual variances on a monthly basis when making decisions about allocating capital and personnel to the segments. The CODM also uses Net Income Attributable to DT Midstream to assess the performance for each segment by comparing the results of each segment. Net Income Attributable to DT Midstream is an important performance measure of the core profitability of our operations and forms the basis of our internal and external financial reporting. We believe that investors benefit from having access to the same financial measures that our management uses in evaluating segment results.
Inter-segment billing for goods and services exchanged between segments is based upon contracted prices of the provider. Inter-segment billings were not significant for the years ended December 31, 2024, 2023 and 2022.
Financial data for our business segments follows:

	Year Ended December 31, 2024
	Pipeline	Gathering	Total Reportable Segments	Eliminations	Total Consolidated
	(millions)
Revenues
Operating revenues	$443	$538	$981	$—	$981
Operating Expenses
Operation and maintenance	68	176	244	—	244
Depreciation and amortization	74	135	209	—	209
Taxes other than income	22	17	39	—	39
Other (Income) and Deductions
Interest expense	47	106	153	—	153
Interest income	(4)	(3)	(7)	—	(7)
Earnings from equity method investees	(162)	—	(162)	—	(162)
Loss from financing activities	3	2	5	—	5
Other income	(1)	(3)	(4)	—	(4)
Income Tax Expense	107	30	137	—	137
Less: Net Income Attributable to Noncontrolling Interests	13	—	13	—	13
Net Income Attributable to DT Midstream	$276	$78	$354	$—	$354

Capital expenditures	$73	$277	$350	$—	$350
Acquisition accounted for as a business combination	$1,198	$—	$1,198	$—	$1,198

	December 31, 2024
Investments in equity method investees	$1,297	$—	$1,297	$—	$1,297
Goodwill	356	420	776	—	776
Total Assets	$5,274	$4,661	$9,935	$—	$9,935

DT Midstream, Inc.
Notes to Consolidated Financial Statements

	Year Ended December 31, 2023
	Pipeline	Gathering	Total Reportable Segments	Eliminations	Total Consolidated
	(millions)
Revenues
Operating revenues	$377	$545	$922	$—	$922
Operating Expenses
Operation and maintenance	55	190	245	—	245
Depreciation and amortization	69	113	182	—	182
Taxes other than income	15	13	28	—	28
Asset (gains) losses and impairments, net	(4)	—	(4)	—	(4)
Other (Income) and Deductions
Interest expense	55	95	150	—	150
Interest income	(1)	—	(1)	—	(1)
Earnings from equity method investees	(177)	—	(177)	—	(177)
Other income	—	(1)	(1)	—	(1)
Income Tax Expense	75	29	104	—	104
Less: Net Income Attributable to Noncontrolling Interests	12	—	12	—	12
Net Income Attributable to DT Midstream	$278	$106	$384	$—	$384

Capital expenditures	$255	$517	$772	$—	$772

	December 31, 2023
Investments in equity method investees	$1,762	$—	$1,762	$—	$1,762
Goodwill	53	420	473	—	473
Total Assets	$4,439	$4,543	$8,982	$—	$8,982

	Year Ended December 31, 2022
	Pipeline	Gathering	Total Reportable Segments	Eliminations	Total Consolidated
	(millions)
Revenues
Operating revenues	$339	$581	$920	$—	$920
Operating Expenses
Operation and maintenance	54	213	267	—	267
Depreciation and amortization	63	107	170	—	170
Taxes other than income	14	14	28	—	28
Asset (gains) losses and impairments, net	(6)	(17)	(23)	—	(23)
Other (Income) and Deductions
Interest expense	57	80	137	—	137
Interest income	(1)	(2)	(3)	—	(3)
Earnings from equity method investees	(150)	—	(150)	—	(150)
Loss from financing activities	6	7	13	—	13
Other income	—	(1)	(1)	—	(1)
Income Tax Expense	62	38	100	—	100
Less: Net Income Attributable to Noncontrolling Interests	12	—	12	—	12
Net Income Attributable to DT Midstream	$228	$142	$370	$—	$370

Capital expenditures and acquisitions	$638	$252	$890	$—	$890

	December 31, 2022
Investments in equity method investees	$2,200	$—	$2,200	$—	$2,200
Goodwill	53	420	473	—	473
Total Assets	$4,625	$4,208	$8,833	$—	$8,833

DT Midstream, Inc.
Notes to Consolidated Financial Statements

NOTE 15 — RELATED PARTY TRANSACTIONS
Transactions between DT Midstream and our equity method investees have been presented as related party transactions in the accompanying Consolidated Financial Statements.
The following is a summary of our balances with related parties:

	December 31,
	2024	2023
	(millions)
Notes receivable from Vector — long-term	$4	$4
Current Liabilities — Other	$1	$1
DT Midstream had related party transactions presented in Operation and maintenance and Other expense in our Consolidated Statements of Operations during the years ended December 31, 2024, 2023 and 2022 of $2 million, $1 million and $1 million, respectively.
NOTE 16 — ACQUISITIONS
Clean Fuels Acquisition
On July 1, 2024, DT Midstream closed on the purchase of Clean Fuels Gathering from a privately held coal mine methane producer for purchase consideration of $12 million plus immaterial transaction costs, which was accounted for as an asset acquisition. The Clean Fuels Acquisition was primarily comprised of gathering and treating assets that process coal mine methane into pipeline quality gas which was capitalized as property, plant and equipment. The Clean Fuels Acquisition aligns with our strategy to pursue economically attractive opportunities and deploy GHG reducing technologies and is expected to generate carbon offsets and federal income tax credits. A concurrent gas supply agreement was executed which requires contingent payments from DT Midstream of up to $34 million upon the completion of certain milestones, including cumulative production and income tax credits, and variable payments under a sharing mechanism that could be material. As of December 31, 2024, one milestone had been achieved and $10 million was recorded as a long-term prepaid asset in Other assets and Accounts payable in DT Midstream's Consolidated Statements of Financial Position. The Clean Fuels Gathering assets and results of operations after the July 1, 2024 acquisition date are presented in our Gathering segment.
Midwest Pipeline Acquisition
On December 31, 2024, we closed on the Midwest Pipeline Acquisition of three FERC-regulated natural gas transmission pipelines from ONEOK for a purchase price of $1.2 billion, which is subject to certain customary purchase price adjustments. Under the terms of the agreement, DT Midstream acquired 100% operating ownership in Guardian, Midwestern and Viking. The pipelines have a total capacity of approximately 3.7 Bcf/d and 1,300 miles across seven states in the Midwest market region.
•Guardian Pipeline, L.L.C. is a 263-mile interstate pipeline which connects to the Chicago Hub and serves key Wisconsin demand centers;
•Midwestern Gas Transmission Company is a 402-mile bi-directional interstate pipeline which connects Appalachia supply to the Midwest market region between Tennessee and the Chicago Hub; and
•Viking Gas Transmission Company is a 674-mile bi-directional interstate pipeline which serves key utility customers in Minnesota, Wisconsin and North Dakota.
The Midwest Pipeline Acquisition has potential commercial synergies and it directly aligns with DT Midstream's strategy of owning natural gas assets serving key demand centers and market regions, and with revenues supported by take-or-pay contracts with creditworthy and diverse customers.

DT Midstream, Inc.
Notes to Consolidated Financial Statements

The cash consideration provided for the assets acquired was approximately $1.2 billion. The acquisition was accounted for using the acquisition method of accounting for business combinations. Assets acquired and liabilities assumed were measured at estimated fair value at the acquisition date. The FERC-regulated pipelines are subject to rate making and cost recovery provisions and are accounted for under ASC 980 guidance as discussed in Note 17, "Regulatory Matters" to the Consolidated Financial Statements. As such, the fair value of assets acquired and liabilities assumed subject to these provisions approximates their regulated basis, and therefore no fair value adjustments have been reflected related to these amounts.
The intangible assets recorded as a result of the acquisition pertain to existing customer relationships, which were valued at approximately $11 million as of the acquisition date. This fair value was estimated by applying the multi-period excess earnings method, which estimates the value of the intangible asset based upon the present value of the incremental after-tax cash flows solely attributable to the existing customer relationships. The fair value measurement uses significant unobservable inputs, including management estimates and assumptions, and thus represents a fair value Level 3 measurement, pursuant to the applicable accounting guidance. Key estimates and inputs include revenue and expense projections and discount rates based on the risks associated with the intangible assets, and contributory asset charges. The intangible assets are amortized on a straight-line basis over a period of 5 years, which is the number of years the assets are expected to generate incremental after-tax cash flows.
The excess purchase price over the fair value of net assets acquired and liabilities assumed was classified as goodwill. The factors contributing to the recognition of goodwill were based on various strategic benefits that are expected to be realized from the acquisition. The acquisition provides us with a platform for growth and access to further investment opportunities.
For income tax purposes, the transaction is treated as a taxable deemed asset acquisition. Accordingly, the majority of deferred income tax assets and liabilities of the acquired entities are eliminated as the tax bases were increased to fair market value which equals net book value. See Note 7, "Income Taxes" to the Consolidated Financial Statements.
The preliminary allocation of the purchase price is based on estimated fair values of the assets acquired and liabilities assumed at the date of acquisition, December 31, 2024. The purchase price is subject to final working capital settlement adjustments and other potential valuation adjustments during the one year measurement period per the business combination guidance. The components of the preliminary purchase price allocation are as follows:

December 31,
2024
(millions)
Assets
Accounts receivable	$29
Other current assets	10
Property, plant, and equipment, net	933
Goodwill	303
Customer relationship intangible assets	11
Regulatory assets	10
Other assets	22
$1,318

Liabilities
Accounts payable	$12
Property taxes payable	5
Other current liabilities	3
Regulatory liabilities	90
Other liabilities	10
$120
Total cash consideration	$1,198

DT Midstream, Inc.
Notes to Consolidated Financial Statements

DT Midstream incurred approximately $5 million of direct transaction costs for the acquisition during the year ended December 31, 2024. These costs were primarily related to legal and advisory fees and are included in operation and maintenance in DT Midstream's Consolidated Statements of Operations. The Midwest Pipeline Acquisition assets are presented in our Pipeline segment as of December 31, 2024.
Pro forma Financial Information
The Midwest Pipeline Acquisition was completed on December 31, 2024, therefore the acquisition had no impact on our consolidated revenues and earnings for the twelve months ended December 31, 2024. The following unaudited pro forma summary presents our consolidated information as if the acquisition had occurred on January 1, 2023 using our records and seller provided information. The unaudited pro forma financial information does not purport to be indicative of the combined results of operations which would have actually been obtained had the acquisition taken place on January 1, 2023, nor should it be taken as indicative of future consolidated results of operations. The pro forma earnings for the years ended December 31, 2024 and 2023 were adjusted to include net interest expense, after tax, of $11 million and $23 million, respectively, related to the 2034 Senior Notes issued to fund the acquisition offset by the elimination of interest expense on debt held by the acquired pipelines, which was paid off at the acquisition date. Income tax expense of $22 million related to the remeasurement of state deferred income taxes as a result of the acquisition were excluded from the year ended December 31, 2024 and included in the year ended December 31, 2023. Transaction costs, after tax, of $7 million, which includes Bridge Financing fees and legal and professional expenses, were excluded from the year ended December 31, 2024 and included in the year ended December 31, 2023. Other adjustments, after tax, of $1 million and $4 million were included for the years ended December 31, 2024 and 2023, respectively.

	Pro forma (Unaudited)
	Years Ended December 31,
	2024	2023
	(in millions)
Revenue	$1,182	$1,091
Net Income attributable to DT Midstream	$430	$377
NOTE 17 — REGULATORY MATTERS
Significant Accounting Policy – Regulation
Guardian, Midwestern and Viking are subject to rate regulation and accounting requirements of the FERC. The regulated operations of each of these subsidiaries have rates that are (i) established by independent, third-party regulators, (ii) set at levels that will recover our costs when considering the demand and competition for our services and (iii) collectible from our customers. Accordingly, we follow the accounting for regulated operations as defined in ASC 980, Regulated Operations for these pipelines, which results in differences in the application of GAAP between our regulated and non-regulated businesses. During the rate-making process, FERC sets the framework for what we can charge to and collect from our customers for our services and establish the manner that our costs are accounted for, including allowing us to defer recognition of certain costs and permitting recovery of the amounts through rates over time as opposed to expensing such costs as incurred. Examples include costs for fuel and losses, contributions in aid of construction, charges for depreciation, gains or losses on disposition of assets and deferral of tax benefits related to changes in tax rates.
Regulatory Assets and Liabilities
Under ASC 980, our regulated operations are required to record regulatory assets and liabilities for certain transactions that would have been treated as revenue or expense in non-regulated businesses. Future regulatory changes could result in changes in the amounts of regulatory assets and liabilities or the discontinuance of this accounting treatment for regulatory assets and liabilities and may require the write-off of the portion of any regulatory asset or liability that is no longer probable of recovery through regulated rates. Actions by regulatory authorities could also have an effect on the amounts we charge to and collect from our customers. Any difference in the amounts recoverable or deferred is recorded as income or expense at the time of regulatory action.

DT Midstream, Inc.
Notes to Consolidated Financial Statements

Continued applicability of regulatory accounting treatment requires that rates be designed to recover specific costs of providing regulated services and be charged to and collected from customers. We believe that currently available facts support the continued use of regulatory accounting and that all regulatory assets and liabilities are recoverable or refundable in the current regulatory environment. Regulatory assets are included in Other Assets – Other on our Consolidated Statement of Financial Position.
The following includes balances and descriptions of our regulatory assets and liabilities.

December 31,
2024
(millions)
Regulatory Assets
Recoverable income taxes related to AFUDC equity	$7
Load Management Services Cost Recovery Mechanism	2
Other regulatory assets	1
$10

Regulatory Liabilities
Refundable federal income taxes	$79
Removal costs liability	11
$90
As noted below, certain Regulatory assets for which costs have been incurred were included (or are expected to be included, for costs incurred subsequent to the most recently approved rate case) in the rate base, thereby providing a return on invested costs (except as noted). Certain other Regulatory assets are not included in the rate base but accrue recoverable carrying charges until tariff rates adjusted to collect the assets are billed. Certain Regulatory assets do not result from cash expenditures and therefore do not represent investments included in rate base or have offsetting liabilities that reduce rate base.
Regulatory Assets
•Recoverable income taxes related to AFUDC equity - Accounting standards for income taxes require recognition of a deferred tax liability for the equity component of AFUDC. A Regulatory asset is required for the future increase in taxes payable related to the equity component of AFUDC that will be recovered from customers through future rates over the remaining life of the related property, plant and equipment.
•Load Management Services Cost Recovery Mechanism - The mechanism reconciles the differences between the cost to our pipelines to maintain their line pack gas and the amounts our pipelines receive or pay for such gas to resolve imbalances with customers and pipeline interconnects and as may be otherwise necessary to maintain an appropriate level of line pack for system management purposes. The balance is recovered through an annual update to the LMS tariff rate applied to daily imbalance volumes with counterparties. The recoverable amount is not earning a return or accruing carrying charges.
Liabilities
•Refundable federal income taxes - In December 2017, the Tax Cuts and Jobs Acts ("TCJA") was enacted and reduced the corporate income tax rate, effective January 1, 2018. Guardian, Midwestern and Viking remeasured deferred taxes, resulting in a reduction to deferred tax liabilities, to reflect the impact of the TCJA on the cumulative temporary differences expected to reverse after the effective date. Regulatory liabilities were established for the anticipated return to ratepayers of deferred income taxes through reductions in future rates. The current amount of amortization and method for amortization of each pipeline’s Regulatory liability related to the TCJA tax rate change has been determined in each pipeline’s most recent rate proceedings.
•Removal costs liability - The amounts collected from customers to fund future asset removal activities in excess of removal costs incurred. The annual amount accumulated in this liability is based on rates established in the most recent rate proceedings for each pipeline. The rate is multiplied by the depreciable base for each applicable asset category to calculate the annual amount accumulated in this liability.

DT Midstream, Inc.
Notes to Consolidated Financial Statements

Rate Case Settlements
The settlement dates for the most recent FERC rate proceedings for Guardian, Midwestern and Viking were February 15, 2023, May 3, 2022 and July 31, 2024, respectively. As of December 31, 2024, there were no open FERC proceedings for these pipelines.
NOTE 18 — SUBSEQUENT EVENT
Dividend Declaration
On February 26, 2025, we announced that our Board of Directors declared a quarterly dividend of $0.82 per share of common stock. The dividend is payable to our stockholders of record as of March 17, 2025 and is expected to be paid on April 15, 2025.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
(a) Evaluation of disclosure controls and procedures
Management of DT Midstream carried out an evaluation, under the supervision and with the participation of DT Midstream's Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of DT Midstream's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2024, which is the end of the period covered by this report. Based on this evaluation, DT Midstream's CEO and CFO have concluded that such disclosure controls and procedures are effective in providing reasonable assurance that information required to be disclosed by DT Midstream in reports that it files or submits under the Exchange Act (i) is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms and (ii) is accumulated and communicated to DT Midstream's management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Due to the inherent limitations in the effectiveness of any disclosure controls and procedures, management cannot provide absolute assurance that the objectives of our disclosure controls and procedures will be attained.
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
Management of DT Midstream has assessed the effectiveness of DT Midstream’s internal control over financial reporting as of December 31, 2024. In making this assessment, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013). Based on this assessment, DT Midstream's management concluded that, as of December 31, 2024, DT Midstream’s internal control over financial reporting was effective.
Management has excluded the Midwest Pipeline Acquisition of three FERC-regulated natural gas transmission pipelines from its assessment of internal control over financial reporting as of December 31, 2024 because they were acquired by DT Midstream in a purchase business combination on December 31, 2024. The acquired wholly-owned subsidiaries from the Midwest Pipeline Acquisition represent less than 1 percent of DT Midstream's consolidated total revenue for the year ended December 31, 2024 and approximately 10 percent of DT Midstream's consolidated total assets (the 10 percent calculation excludes assets related to acquired goodwill and other intangible assets, as they were included in management’s assessment), as of December 31, 2024.
The effectiveness of DT Midstream's internal control over financial reporting as of December 31, 2024 has been audited by PricewaterhouseCoopers, LLP, an independent registered public accounting firm, as stated in their report which appears herein.
(c) Changes in internal control over financial reporting
There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information
During the three months ended December 31, 2024, none of the Company’s directors or executive officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of the Company’s common stock that was intended to satisfy the affirmative defense conditions of Exchange Act Rule 10b5-1(c) or any "non-Rule 10b5-1 trading arrangement."
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
Information required of DT Midstream by Part III (Items 10, 11, 12, 13 and 14) of this Form 10-K is incorporated by reference from DT Midstream's definitive Proxy Statement for our 2025 Annual Meeting of Common Shareholders to be held May 6, 2025. The Proxy Statement will be filed with the SEC pursuant to Regulation 14A not later than 120 days after the end of DT Midstream's fiscal year covered by this report on Form 10-K, all of which information is hereby incorporated by reference in, and made part of, this Form 10-K.

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
(c)Exhibits.

Exhibit Number	Description
(i) Exhibits filed herewith:

4.1	First Supplemental Indenture, dated as of January 30, 2025, among DT Midstream, Inc., the Guaranteeing Subsidiaries and U.S. Bank Trust Company, National Association, as trustee

4.2
Second Supplemental Indenture, dated as of January 30, 2025, among DT Midstream, Inc., the Guaranteeing Subsidiaries and U.S. Bank Trust Company, National Association, as trustee and Notes Collateral Agent

4.3
First Supplemental Indenture, dated as of January 30, 2025, among DT Midstream, Inc., the Guaranteeing Subsidiaries and U.S. Bank Trust Company, National Association, as trustee and Notes Collateral Agent

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

3.2	Amended and Restated Bylaws of DT Midstream, Inc., effective July 1, 2021 (incorporated by reference to Exhibit 3.2 to DT Midstream's Current Report on Form 8-K filed on July 1, 2021)

Exhibit Number	Description

(iii) Exhibits incorporated by reference:

4.4	Description of Securities (incorporated by reference to Exhibit 4.1 to DT Midstream's Annual Report on Form 10-K filed on February 16, 2024)

4.5
Indenture dated as of June 9, 2021 among DT Midstream, the Guarantors and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to DT Midstream's Current Report on Form 8-K filed on June 10, 2021)

4.6
Indenture, dated as of April 11, 2022, among DT Midstream, Inc., the Guarantors and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.1 to DT Midstream's Current Report on Form 8-K filed April 11, 2022)

4.7
Pari Passu Intercreditor Agreement, dated as of April 11, 2022, among DT Midstream, Inc., the Guarantors, Barclays Bank PLC, as Credit Agreement Agent, and U.S. Bank Trust Company, National Association, as Notes Collateral Agent (incorporated by reference to Exhibit 4.2 to DT Midstream's Current Report on Form 8-K filed April 11, 2022)

4.8
First Supplemental Indenture, dated as of August 12, 2024, among DT Midstream, Inc., the Guarantors and U.S. Bank Trust Company, National Association, as Trustee and Notes Collateral Agent (incorporated by reference to Exhibit 4.4 to DT Midstream's Quarterly Report on Form 10-Q filed on October 29, 2024)

4.9
Indenture, dated as of December 6, 2024, among DT Midstream, Inc., the Guarantors and U.S. Bank Trust Company, National Association, as Trustee and Notes Collateral Agent (incorporated by reference to Exhibit 4.1 to DT Midstream's Current Report on Form 8-K filed on December 6, 2024)

10.1*	Form of Amended and Restated Change-In-Control Severance Agreement (incorporated by reference to Exhibit 10.1 to DT Midstream's Annual Report on Form 10-K filed on February 16, 2024)

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

10.4	DT Midstream, Inc. Long-Term Incentive Plan (incorporated by reference to Exhibit 10.4 to DT Midstream’s Registration Statement on Form 10-12B (File No. 001-40392), filed on May 7, 2021)

10.5	DT Midstream, Inc. Supplemental Savings Plan (incorporated by reference to Exhibit 10.1 to DT Midstream’s Annual Report on Form 10-K filed on February 16, 2023)

10.6	Form of Severance Agreement (incorporated by reference to Exhibit 10.5 to DT Midstream’s Current Report on Form 8-K filed on July 1, 2021)

10.7	DT Midstream, Inc. Annual Incentive Plan (incorporated by reference to Exhibit 10.6 to DT Midstream’s Current Report on Form 8-K filed on July 1, 2021)

10.8
First Incremental Revolving Facility Amendment and Amendment No. 1 to Credit Agreement and Collateral Agreement, by and among DT Midstream, Inc., the lenders and letter of credit issuers party thereto and Barclays Bank PLC, as administrative agent and collateral agent, dated as of October 19, 2022 (incorporated by reference to Exhibit 10.1 to DT Midstream's Current Report on Form 8-K filed on October 20, 2022)

10.9
Amendment No. 2 to Credit Agreement, by and between DT Midstream, Inc., and Barclays Bank PLC, as administrative agent and collateral agent, dated as of June 27, 2023 (incorporated by reference to Exhibit 10.1 to DT Midstream's Current Report on Form 8-K filed on June 29, 2023)

Exhibit Number	Description

(iii) Exhibits incorporated by reference:

10.10
Amendment No. 3 to Credit Agreement, by and between DT Midstream, Inc., and Barclays Bank PLC, as administrative agent and collateral agent, and the lenders party thereto, dated as of November 25, 2024 (incorporated by reference to Exhibit 10.1 to DT Midstream's Current Report on Form 8-K filed on November 27, 2024)

10.11
Amendment No. 4 to Credit Agreement, by and between DT Midstream, Inc., the guarantors party thereto and Barclays Bank PLC, as administrative agent and collateral agent, dated as of December 12, 2024 (incorporated by reference to Exhibit 10.1 to DT Midstream's Current Report on Form 8-K filed on December 12, 2024)

10.12
Purchase and Sale Agreement, dated November 19, 2024, by and among DT Midstream, Inc., DTM Interstate Transportation, LLC, ONEOK Partners Intermediate Limited Partnership and Border Midwestern Company (incorporated by reference to Exhibit 10.1 to DT Midstream’s Current Report on Form 8-K filed on November 19, 2024)

19.1	DT Midstream, Inc. Insider Trading Policy, dated June 1, 2023 (incorporated by reference to Exhibit 19.1 to DT Midstream’s Annual Report on Form 10-K filed on February 16, 2024)

97.1	DT Midstream, Inc. Clawback Policy, dated September 19, 2023 (incorporated by reference to Exhibit 97.1 to DT Midstream’s Annual Report on Form 10-K filed on February 16, 2024)
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

Date:	February 26, 2025
DT MIDSTREAM, INC.
(Registrant)

		By:	/S/ DAVID J. SLATER
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

Date: February 26, 2025