Form 10-Q
period 2025-03-31
DT Midstream, Inc.
filed 2025-04-30
CIK 1842022

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period ended March 31, 2025
Or
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes ☒    No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	Accelerated filer	Non-accelerated filer	Smaller reporting company	Emerging growth company
☒	☐	☐	☐	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒
Number of shares of common stock outstanding as of March 31, 2025:

Description	Shares
Common stock, par value $0.01	101,590,686

DEFINITIONS
Unless the context otherwise requires, references to "we," "us," "our," "Registrant," or the "Company" and words of similar importance refer to DT Midstream and, unless otherwise specified, our consolidated subsidiaries and our unconsolidated joint ventures. As used in this Form 10-Q, the terms and definitions below have the following meanings:

AFUDC	Allowance for funds used during construction, represents the cost of financing construction projects for FERC-regulated businesses, including the estimated cost of debt and authorized return on equity

Appalachia Gathering	A 152-mile gathering system that gathers Marcellus shale natural gas and delivers to the Texas Eastern Pipeline and Stonewall

ASC 606	The Accounting Standards Codification of Revenue from Contracts with Customers issued by the FASB

ASC 980	The Accounting Standards Codification of Regulated Operations issued by the FASB

ASU	Accounting Standards Update issued by the FASB

Bcf	Billion cubic feet of natural gas

Blue Union Gathering
A 427-mile gathering system that gathers shale natural gas from the Haynesville formation of Louisiana and Texas and delivers to markets in the Gulf Coast region; ancillary services include water impoundment, water transportation, water disposal and sand

Bluestone	A 65-mile gathering lateral pipeline, and two compression facilities, that gathers Marcellus shale natural gas and delivers to Millennium and the Tennessee Pipeline

Bridge Facility	The $700 million 364-day bridge loan facility committed by Barclays Bank PLC, which provided certain backstop funding for the Midwest Pipeline Acquisition

CAD	Canadian Dollar ($)

Chicago Hub	A major natural gas market and transportation hub located in the Chicago area, serving as a critical interconnection point for multiple interstate pipelines

Clean Fuels Gathering	A 77-mile gathering system that gathers and treats coal mine methane into pipeline quality gas

Columbia Pipeline	Columbia Gas Transmission, LLC, owned by TC Energy Corporation and Global Infrastructure Partners

Credit Agreement	DT Midstream's credit agreement which provides for the Revolving Credit Facility

DT Midstream	DT Midstream, Inc. and our consolidated subsidiaries

DTM Interstate Transportation	DTM Interstate Transportation, LLC, the consolidated subsidiary of DT Midstream which is comprised of Guardian, Midwestern and Viking

Expand Energy	Expand Energy Corporation and/or its affiliates

FASB	Financial Accounting Standards Board

FERC	Federal Energy Regulatory Commission

GAAP	Generally Accepted Accounting Principles in the United States

Generation	A 29-mile intrastate pipeline in northern Ohio and owned by NEXUS

GHG	Greenhouse gas

Guardian	Guardian Pipeline, L.L.C., a 263-mile interstate pipeline which connects to the Chicago Hub and serves key Wisconsin demand centers

Inflation Reduction Act	The Inflation Reduction Act of 2022 (H.R. 5374)

LEAP	Louisiana Energy Access Project, a 211-mile gathering lateral pipeline that gathers Haynesville shale natural gas and delivers to markets in the Gulf Coast region

LNG	Liquefied natural gas

DEFINITIONS

Michigan System	A 335-mile pipeline system in northern Michigan

Midwest Pipeline Acquisition	The transaction with ONEOK, which closed on December 31, 2024, pursuant to which DTM Interstate Transportation acquired 100% of the equity interests in each of Guardian, Midwestern and Viking

Midwestern	Midwestern Gas Transmission Company, a 402-mile bi-directional interstate pipeline which connects Appalachia supply to the Midwest market region between Tennessee and the Chicago Hub

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

DEFINITIONS

2029 Notes	Senior unsecured notes of $1.1 billion in aggregate principal amount due June 2029

2031 Notes	Senior unsecured notes of $1.0 billion in aggregate principal amount due June 2031

2032 Notes	Senior secured notes of $600 million in aggregate principal amount due April 2032

2034 Notes	Senior secured notes of $650 million in aggregate principal amount due December 2034

FILING FORMAT

This Form 10-Q should be read in its entirety. This Form 10-Q should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements and with Management's Discussion and Analysis included in DT Midstream's 2024 Annual Report on Form 10-K.

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

FORWARD-LOOKING STATEMENTS

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
•the effects of future litigation; and
•the risks described in our Annual Report on Form 10-K for the year ended December 31, 2024 and our reports and registration statements filed from time to time with the SEC.
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

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements

DT Midstream, Inc.
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended
	March 31,
	2025	2024
	(millions, except per share amounts)
Revenues
Operating revenues	$303	$240
Operating Expenses
Operation and maintenance	78	54
Depreciation and amortization	63	50
Taxes other than income	14	12
Operating Income	148	124
Other (Income) and Deductions
Interest expense	40	40
Interest income	(1)	(1)
Earnings from equity method investees	(37)	(46)
Income Before Income Taxes	146	131
Income Tax Expense	35	31
Net Income	111	100
Less: Net Income Attributable to Noncontrolling Interests	3	3
Net Income Attributable to DT Midstream	$108	$97

Basic Earnings per Common Share
Net Income Attributable to DT Midstream	$1.07	$1.00

Diluted Earnings per Common Share
Net Income Attributable to DT Midstream	$1.06	$0.99

Weighted Average Common Shares Outstanding
Basic	101.4	97.0
Diluted	102.5	97.7

See Notes to Consolidated Financial Statements (Unaudited)

DT Midstream, Inc.
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended
	March 31,
	2025	2024
	(millions)
Net Income	$111	$100
Foreign currency translation and unrealized gain on derivatives, net of tax	1	—
Other comprehensive income	1	—
Comprehensive income	112	100
Less: Comprehensive income attributable to noncontrolling interests	3	3
Comprehensive Income Attributable to DT Midstream	$109	$97

See Notes to Consolidated Financial Statements (Unaudited)

DT Midstream, Inc.
Consolidated Statements of Financial Position
(Unaudited)

	March 31,	December 31,
	2025	2024
	(millions)
ASSETS
Current Assets
Cash and cash equivalents	$83	$68
Accounts receivable (net of $— allowance for expected credit loss for each period end)	168	172
Deferred property taxes	25	33
Prepaid expenses and other	36	37
	312	310
Investments
Investments in equity method investees	1,286	1,297

Property
Property, plant, and equipment	6,596	6,525
Accumulated depreciation	(1,045)	(998)
	5,551	5,527
Other Assets
Goodwill	776	776
Long-term notes receivable — related party	4	4
Operating lease right-of-use assets	45	49
Intangible assets, net	1,907	1,921
Other	51	51
	2,783	2,801
Total Assets	$9,932	$9,935

See Notes to Consolidated Financial Statements (Unaudited)

DT Midstream, Inc.
Consolidated Statements of Financial Position
(Unaudited)

	March 31,	December 31,
	2025	2024
	(millions, except shares)
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$67	$77
Short-term borrowings	65	150
Operating lease liabilities	14	16
Dividends payable	83	75
Interest payable	50	12
Property taxes payable	39	42
Accrued compensation	8	19
Contract liabilities	20	18
Other	35	17
	381	426

Long-Term Debt, net	3,320	3,319

Other Liabilities
Deferred income taxes	1,163	1,129
Operating lease liabilities	34	36
Contract liabilities	135	135
Regulatory liabilities	90	90
Other	27	34
	1,449	1,424
Total Liabilities	5,150	5,169

Commitments and Contingencies (Note 10)

Stockholders' Equity
Preferred stock ($0.01 par value, 50,000,000 shares authorized, and no shares issued or outstanding as of March 31, 2025 and December 31, 2024)	—	—
Common stock ($0.01 par value, 550,000,000 shares authorized, and 101,590,686 and 101,324,894 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively)	1	1
Additional paid-in capital	3,901	3,911
Retained earnings	747	723
Accumulated other comprehensive loss	(7)	(8)
Total DT Midstream Equity	4,642	4,627
Noncontrolling interests	140	139
Total Equity	4,782	4,766
Total Liabilities and Equity	$9,932	$9,935

See Notes to Consolidated Financial Statements (Unaudited)

DT Midstream, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	March 31,
	2025	2024
	(millions)
Operating Activities
Net Income	$111	$100
Adjustments to reconcile Net Income to Net cash and cash equivalents from operating activities:
Depreciation and amortization	63	50
Stock-based compensation	6	5
Amortization of operating lease right-of-use assets	4	4
Deferred income taxes	33	29
Earnings from equity method investees	(37)	(46)
Dividends from equity method investees	30	47
Changes in assets and liabilities:
Accounts receivable, net	4	19
Accounts payable	(10)	(6)
Interest payable	38	28
Contract liabilities	3	17
Other current and noncurrent assets and liabilities	2	(6)
Net cash and cash equivalents from operating activities	247	241
Investing Activities
Plant and equipment expenditures	(71)	(98)
Distributions from equity method investees	18	28
Contributions to equity method investees	(1)	(1)
Net cash and cash equivalents used for investing activities	(54)	(71)
Financing Activities
Borrowings under the Revolving Credit Facility	35	50
Repayment of borrowings under the Revolving Credit Facility	(120)	(160)
Distributions to noncontrolling interests	(4)	(4)
Contributions from noncontrolling interests	2	—
Dividends paid on common stock	(75)	(67)
Other financing activities	(16)	(4)
Net cash and cash equivalents used for financing activities	(178)	(185)
Net Increase (Decrease) in Cash and Cash Equivalents	15	(15)
Cash and Cash Equivalents at Beginning of Period	68	56
Cash and Cash Equivalents at End of Period	$83	$41

Supplemental disclosure of cash information
Cash paid for (received from):
Interest, net of interest capitalized	$—	$10
Income taxes, net of refunds received	(2)	2
Supplemental disclosure of non-cash investing and financing activities
Plant and equipment expenditures in accounts payable and other accrued liabilities	$48	$60

See Notes to Consolidated Financial Statements (Unaudited)

DT Midstream, Inc.
Consolidated Statements of Changes in Stockholders' Equity
(Unaudited)

			Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests
	Common Stock
	Shares	Amount					Total
	(dollars in millions, shares in thousands)
Balance, December 31, 2024	101,325	$1	$3,911	$723	$(8)	$139	$4,766
Net Income	—	—	—	108	—	3	111
Dividends declared on common stock ($0.820 per common share)	—	—	—	(83)	—	—	(83)
Contributions from noncontrolling interests	—	—	—	—	—	2	2
Distributions to noncontrolling interests	—	—	—	—	—	(4)	(4)
Stock-based compensation	266	—	(10)	(1)	—	—	(11)
Other comprehensive income, net of tax	—	—	—	—	1	—	1
Balance, March 31, 2025	101,591	$1	$3,901	$747	$(7)	$140	$4,782

			Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests
	Common Stock
	Shares	Amount					Total
	(dollars in millions, shares in thousands)
Balance, December 31, 2023	96,971	$1	$3,485	$661	$(8)	$141	$4,280
Net Income	—	—	—	97	—	3	100
Dividends declared on common stock ($0.735 per common share)	—	—	—	(71)	—	—	(71)
Distributions to noncontrolling interests	—	—	—	—	—	(4)	(4)
Stock-based compensation	138	—	2	(1)	—	—	1
Balance, March 31, 2024	97,109	$1	$3,487	$686	$(8)	$140	$4,306

See Notes to Consolidated Financial Statements (Unaudited)

DT Midstream, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

NOTE 1 — DESCRIPTION OF THE BUSINESS AND BASIS OF PRESENTATION
Description of the Business
DT Midstream is an owner, operator, and developer of an integrated portfolio of natural gas midstream assets. We provide multiple, integrated natural gas services to customers through two segments: (i) Pipeline, which includes interstate pipelines, intrastate pipelines, storage systems, gathering lateral pipelines including related treatment plants and compression and surface facilities, and (ii) Gathering, which includes gathering systems, related treatment plants, and compression and surface facilities. Our Pipeline segment also includes joint venture interests in equity method investees which own and operate interstate pipelines that connect to our wholly owned assets. On December 31, 2024, we closed on the Midwest Pipeline Acquisition of three
FERC-regulated interstate natural gas transmission pipelines. See Note 12, "Acquisition" to the Consolidated Financial Statements.
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
In our opinion, the accompanying unaudited Consolidated Financial Statements include all adjustments, consisting of normal recurring adjustments, necessary to present a fair statement of our financial position as of March 31, 2025, results of operations for the three months ended March 31, 2025 and 2024, statement of changes in stockholders' equity for the three months ended March 31, 2025 and 2024, and cash flows for the three months ended March 31, 2025 and 2024. The Consolidated Statement of Financial Position as of December 31, 2024 was derived from audited annual financial statements but does not include all disclosures required by GAAP. Financial results for this interim period are not necessarily indicative of results that may be expected for any other interim period or for the year ending December 31, 2025. The Consolidated Financial Statements should be read in conjunction with DT Midstream's Consolidated Financial Statements and Notes to Consolidated Financial Statements included in DT Midstream's 2024 Annual Report on Form 10-K.
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

DT Midstream, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

The following table summarizes the major line items in the Consolidated Statements of Financial Position for consolidated VIEs as of March 31, 2025 and December 31, 2024. All assets and liabilities of a consolidated VIE are included in the table when it has been determined that a consolidated VIE has either (1) assets that can be used only to settle obligations of the VIE or (2) liabilities for which creditors do not have recourse to the general credit of the primary beneficiary. The assets and liabilities of consolidated VIEs that meet the definition of a business and whose assets can be used for purposes other than the settlement of the VIEs' obligations have been excluded from the table below.

	March 31,	December 31,
	2025	2024
	(millions)
ASSETS (a)
Cash	$24	$17
Accounts receivable	10	11
Other current assets	2	2
Intangible assets, net	465	468
Property, plant and equipment, net	403	391
Goodwill	25	25
	$929	$914

LIABILITIES (a)
Accounts payable and other current liabilities	$13	$5
Other noncurrent liabilities	3	3
	$16	$8
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
Our equity method investments are periodically evaluated for certain factors that may be indicative of other-than-temporary impairment. As of March 31, 2025 and December 31, 2024, our carrying amounts of investments in equity method investees exceeded our share of the underlying equity in the net assets of the investees by $332 million and $336 million, respectively. The difference will be amortized over the life of the underlying assets. As of both March 31, 2025 and December 31, 2024, our consolidated retained earnings balance did not have undistributed earnings from equity method investments. We use the cumulative earnings approach to classify proceeds received from equity method investees as dividends or distributions on the Consolidated Statements of Cash Flows.
Earnings from equity method investees include:

	Three Months Ended
	March 31,
	2025	2024
	(millions)
NEXUS	$15	$16
Vector	12	11
Millennium	10	19
Total earnings from equity method investees	$37	$46

DT Midstream, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

Equity method investees are described below:

	Investments As of		% Owned As of
	March 31,	December 31,	March 31,	December 31,
Equity Method Investee	2025	2024	2025	2024
	(millions)
NEXUS	$884	$880	50%	50%
Vector	134	134	40%	40%
Millennium	268	283	52.5%	52.5%
Total investments in equity method investees	$1,286	$1,297
The following table presents summarized financial information of our non-consolidated equity method investees. The amounts included below represent 100% of the results of continuing operations of such entities, including the portion owned by other parties.
Summarized income statement data is as follows:

	March 31,
	2025	2024
	(millions)
Operating revenues	$209	$214
Operating expenses	95	94
Net Income	$85	$103
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
We regularly monitor the credit quality of our financing receivables by reviewing counterparty credit quality indicators and monitoring for triggering events, such as a credit rating downgrade or bankruptcy. We have three internal grades of credit quality, with internal grade 1 as the lowest risk and internal grade 3 as the highest risk. The related credit quality indicators and risk ratings utilized to develop the internal grades have been updated through March 31, 2025. As of March 31, 2025, the notes receivable — related party of $4 million, which originated prior to 2021, was classified as internal grade 1. There are no notes receivable on nonaccrual status and no past due financing receivables as of March 31, 2025.
For trade accounts receivable, the customer allowance for expected credit loss is calculated based on specific review of future collections based on receivable balances generally in excess of 30 days. Existing and future economic conditions, historical loss rates, customer trends and other relevant factors that may affect our ability to collect are also considered. Receivables are written off on a specific identification basis and determined based on the particular circumstances of the associated receivable. Uncollectible expense (recovery) was zero for each of the three months ended March 31, 2025 and 2024.
Our collections on accounts receivable from customers are current, and no material rate of historical loss was noted, which resulted in no allowance for expected credit loss as of March 31, 2025 or December 31, 2024. Any balance would be shown as a deduction from the respective financing receivable's balance in the Consolidated Statements of Financial Position.
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
Regulated assets are accounted for under ASC 980, which in some cases requires that the cost of regulated property retired or sold, plus removal costs, less salvage, be charged to accumulated depreciation. For regulated assets, depreciation studies to assess the estimated useful lives of the asset are typically conducted as part of rate proceedings or tariff filings. Changes in economic lives, if applicable, are implemented prospectively as of the approved effective date. Our regulated properties are depreciated using the straight-line method based on composite depreciation rates applied to functional groups of properties with similar economic lives.
Lessor Accounting
A lease exists when we have provided other parties with the right to control the use of identified property, plant or equipment, as conveyed through a contract, for a certain time period and consideration received. The right to control is deemed to occur when we have provided other parties with the right to obtain substantially all of the economic benefits of the identified assets and the right to direct the use of such assets. All of our leases are classified as operating leases. Lease income is recognized on a straight-line, ratable basis over the fixed, non-cancelable term of the relevant contract. Lease income is reported in Operating revenues in our Consolidated Statements of Operations.
Other Significant Accounting Policies

Footnote	Title
Note 1	Equity Method Investments
Note 8	Fair Value
Note 13	Regulation
NOTE 3 — NEW ACCOUNTING PRONOUNCEMENTS
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

DT Midstream, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

NOTE 4 — REVENUE
Disaggregation of Revenue
The following is a summary of revenues disaggregated by segment:

	Three Months Ended
	March 31,
	2025	2024
	(millions)
Pipeline (a)	$169	$107
Gathering	134	133
Total operating revenues	$303	$240
__________________________________
(a) Includes income outside the scope of ASC 606 primarily related to contracts accounted for as leases of $21 million and $2 million for the three months ended March 31, 2025 and 2024, respectively. The lease income increased for the three months ended March 31, 2025 from the operating lease obtained as part of the Midwest Pipeline Acquisition.
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
Contract Liabilities
The following is a summary of contract liability activity:

2025
(millions)
Balance as of January 1	$153
Increases due to cash received or receivable, excluding amounts recognized as revenue during the period	11
Revenue recognized that was included in the balance at the beginning of the period	$(9)
Balance as of March 31	$155

DT Midstream, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

Contract liabilities generally represent amounts paid by or receivable from customers for which the associated performance obligation has not yet been satisfied. Contract liabilities associated with these services are recognized upon delivery of the service to the customer.
The following table presents contract liability amounts as of March 31, 2025 that are expected to be recognized as revenue in future periods:

(millions)
Remainder of 2025	$15
2026	19
2027	18
2028	17
2029	17
2030 and thereafter	69
Total	$155
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
The following table presents revenue amounts related to fixed consideration associated with unsatisfied performance obligations as of March 31, 2025 that are expected to be recognized as revenue in future periods:

(millions)
Remainder of 2025	$210
2026	243
2027	243
2028	196
2029	163
2030 and thereafter	359
Total	$1,414
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
As of March 31, 2025 and December 31, 2024, we had capitalized costs to obtain or fulfill a contract of $17 million and $18 million, respectively, which are included in other current assets and other noncurrent assets in the accompanying Consolidated Statements of Financial Position. During the three months ended March 31, 2025 and 2024 we recognized less than $1 million of amortization expense related to such capitalized costs.

DT Midstream, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

NOTE 5 — GOODWILL
We have goodwill that resulted from business combinations. The carrying value of goodwill is evaluated for impairment on an annual basis or whenever events or circumstances indicate that the value of goodwill may be impaired. We performed our prior year annual impairment test as of October 1, 2024 and determined that the estimated fair value of each reporting unit exceeded its carrying value, and no impairment existed. No additions, impairments or other changes occurred during the three months ended March 31, 2025.
The following is the summary of the carrying value of goodwill:

	March 31,	December 31,
	2025	2024
	(millions)
Pipeline	$356	$356
Gathering	420	420
Total goodwill	$776	$776
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
The following is a reconciliation of basic and diluted earnings per share:

	Three Months Ended
	March 31,
	2025	2024
	(millions, except per share amounts)
Basic and Diluted Earnings per Common Share
Net Income Attributable to DT Midstream	$108	$97
Average number of common shares outstanding — basic	101.4	97.0

Incremental shares attributable to:
Average dilutive restricted stock units and performance share awards	1.1	0.7
Average number of common shares outstanding — diluted	102.5	97.7

Basic Earnings per Common Share	$1.07	$1.00
Diluted Earnings per Common Share	$1.06	$0.99

DT Midstream, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

We declared the following cash dividends:

Dividends Declared	Dividend Amount		Dividend Payment Date
(quarter ended)	(per-share)	(millions)
2024
March 31	$0.735	$71	April 2024
June 30	$0.735	$71	July 2024
September 30	$0.735	$71	October 2024
December 31	$0.735	$75	January 2025
2025
March 31	$0.820	$83	April 2025
NOTE 7 — INCOME TAXES
Effective Tax Rates
We record income taxes during the interim period using an estimated annual effective tax rate and recognize specific events discretely as they occur.
The interim period effective tax rate of DT Midstream was 24% for both of the three months ended March 31, 2025 and 2024.
The difference between the interim period effective tax rates and federal statutory rate of 21% is primarily related to state income taxes.
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

DT Midstream, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

Fair Value of Financial Instruments
The following table presents the carrying amount and fair value of financial instruments:

	March 31, 2025				December 31, 2024
	Carrying	Fair Value			Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3	Amount	Level 1	Level 2	Level 3
	(millions)
Cash equivalents (a)	$28	$—	$28	$—	$—	$—	$—	$—
Long-term notes receivable — related party	4	—	—	4	4	—	—	4
Short-term borrowings (a)	65	—	65	—	150	—	150	—
Long-term debt (b)	$3,320	$—	$3,166	$—	$3,319	$—	$3,136	$—
______________________________________
(a)Short-term borrowings and money market cash equivalents are stated at cost, which approximates fair value.
(b)Carrying value represents principal of $3.4 billion, net of unamortized debt discounts and issuance costs.
On December 31, 2024, we closed on the Midwest Pipeline Acquisition, and assets acquired and liabilities assumed were measured at estimated fair value. See Note 12, "Acquisition" to the Consolidated Financial Statements.

DT Midstream, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

NOTE 9 — DEBT
Long-Term Debt
The following is a summary of long-term debt:

			Maturity	March 31,	December 31,
Title	Type	Interest Rate	Date	2025	2024
				(millions)
2029 Notes	Senior Notes (a)	4.125%	2029	$1,100	$1,100
2031 Notes	Senior Notes (a)	4.375%	2031	1,000	1,000
2032 Notes	Senior Secured Notes (b)	4.300%	2032	600	600
2034 Notes	Senior Secured Notes (a)	5.800%	2034	650	650
Long-term debt principal				3,350	3,350
Unamortized debt discount				(1)	(1)
Unamortized debt issuance costs				(29)	(30)
Long-term debt, net				$3,320	$3,319
______________________________
(a) Interest payable semi-annually in arrears each June 15 and December 15.
(b) Interest payable semi-annually in arrears each April 15 and October 15.

Short-Term Credit Arrangements and Borrowings
The following table presents the availability under the Revolving Credit Facility:

March 31,
2025
(millions)
Total availability
Revolving Credit Facility, expiring December 2029	$1,000
Amounts outstanding
Revolving Credit Facility borrowings (a)	65
Letters of credit	16
81
Net availability	$919
______________________________
(a) The weighted average interest rate for Revolving Credit Facility borrowings outstanding was 5.68% as of March 31, 2025.
Borrowings under the Revolving Credit Facility, if any, are used for general corporate purposes, acquisitions, and letter of credit issuances to support our operations and liquidity. Revolving Credit Facility issuance and amendment costs, net of amortization, of $7 million as of both March 31, 2025 and December 31, 2024, are included in other noncurrent assets in our Consolidated Statements of Financial Position and are being amortized over the remaining term of the Revolving Credit Facility.

DT Midstream, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

The Credit Agreement covering the Revolving Credit Facility includes financial covenants that we must maintain. These covenants restrict the ability of DT Midstream and our subsidiaries to incur additional indebtedness and guarantee indebtedness, create or incur liens, engage in mergers, consolidations, liquidations or dissolutions, sell, transfer or otherwise dispose of assets, make investments, acquisitions, loans or advances, pay dividends and distributions or repurchase capital stock, prepay, redeem or repurchase certain junior indebtedness, enter into agreements that limit the ability of the restricted subsidiaries to make distributions to DT Midstream or the ability of DT Midstream and our restricted subsidiaries to incur liens on assets and enter into certain transactions with affiliates. The Revolving Credit Facility requires maintenance of (i) a maximum consolidated net leverage ratio of 5 to 1 (except, that the Company may elect to temporarily step up the maximum consolidated net leverage ratio to 5.5 to 1 for a period of up to three fiscal quarters after the consummation of an acquisition or investment involving consideration exceeding $50 million), and (ii) a minimum interest coverage ratio of no less than 2.5 to 1. The consolidated net leverage ratio means the ratio of net debt determined in accordance with GAAP to annual consolidated EBITDA, as defined in the Credit Agreement. The interest coverage ratio means the ratio of annual consolidated EBITDA to annual interest expense, as defined in the Credit Agreement. The Credit Agreement definition of annual consolidated EBITDA excludes EBITDA from equity method investees, but includes dividends and distributions from equity method investees. As of March 31, 2025, the consolidated net leverage ratio and the interest coverage ratio were 2.3 to 1 and 9.0 to 1, respectively, and we were in compliance with these financial covenants.
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
Guarantees
In certain limited circumstances, we enter into contractual guarantees. We may guarantee another entity's obligation in the event it fails to perform and may provide guarantees in certain indemnification agreements. We did not have any guarantees of other parties' obligations as of March 31, 2025.
Surety Bonds
In certain limited circumstances, we enter into contracts that require us to obtain external surety bonds to secure our payment and performance. We agree to indemnify the issuers of these surety bonds for amounts, if any, paid by them under these agreements. In the event that any surety bonds are called for non-performance, we would be obligated to reimburse the issuer of the surety bond. In February 2025, certain surety bonds valued at $21 million were terminated. The maximum potential indemnification under our surety bond agreements as of March 31, 2025 is $13 million.
Vector Line of Credit
We are the lender under a revolving term credit facility to Vector, the borrower, in the amount of CAD $70 million. The credit facility was executed in response to the passage of Canadian regulations requiring oil and gas pipelines to demonstrate their financial ability to respond to a catastrophic event and exists for the sole purpose of satisfying these regulations. Vector may only draw upon the facility if the funds are required to respond to a catastrophic event. The maximum potential payout as of March 31, 2025 is USD $49 million. The funding of a loan under the terms of the revolving term credit facility is considered remote.
Clean Fuels Gathering Contingent Payments
A gas supply agreement at Clean Fuels Gathering requires contingent payments from DT Midstream of up to $34 million upon the completion of certain milestones, including cumulative production and income tax credits, and variable payments under a sharing mechanism that could be material. As of March 31, 2025, one milestone had been achieved related to verification of gas production volumes and $10 million was recorded as a long-term prepaid asset in other assets in DT Midstream's Consolidated Statements of Financial Position. During the three months ended March 31, 2025, $6 million was paid and $4 million remained in accounts payable in DT Midstream's Consolidated Statements of Financial Position as of March 31, 2025.

DT Midstream, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

Contingent Liability
In order to comply with certain state environmental regulations, we have an obligation to restore pipeline right-of-way slope failures that may arise in the ordinary course of business in the Utica and Marcellus formations. We completed evaluations of all locations, which were prioritized based on the severity and proximity of the slope failures, and used updated cost information to assess the adequacy of the estimate for the contingent liability accrual. As of both March 31, 2025 and December 31, 2024, we had accrued contingent liabilities of $3 million for future slope restoration expenditures. The accrual is included in other current liabilities and other liabilities in the Consolidated Statements of Financial Position. While restoration is ongoing, we believe the accrued amounts are sufficient to cover estimated future expenditures.
NOTE 11 — SEGMENT AND RELATED INFORMATION
We set strategic goals, allocate resources, and evaluate performance based on the following two segments: Pipeline and Gathering.
The Pipeline segment owns and operates interstate and intrastate natural gas pipelines, storage systems, and natural gas gathering lateral pipelines. The Pipeline segment also has interests in equity method investees that own and operate interstate natural gas pipelines. The segment is engaged in the transportation and storage of natural gas for intermediate and end user customers. The Midwest Pipeline Acquisition assets and results of operations after the December 31, 2024 acquisition date are presented in our Pipeline segment.
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
Inter-segment billing for goods and services exchanged between segments is based upon contracted prices of the provider. Inter-segment billings were not significant for the three months ended March 31, 2025 and 2024.

DT Midstream, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

Financial data for our business segments follows:

	Three Months Ended March 31, 2025
	Pipeline	Gathering	Total Reportable Segments	Eliminations	Total Consolidated
	(millions)
Revenues
Operating revenues	$169	$134	$303	$—	$303
Operating Expenses
Operation and maintenance	32	46	78	—	78
Depreciation and amortization	28	35	63	—	63
Taxes other than income	9	5	14	—	14
Other (Income) and Deductions
Interest expense	13	27	40	—	40
Interest income	(1)	—	(1)	—	(1)
Earnings from equity method investees	(37)	—	(37)	—	(37)
Income tax expense	30	5	35	—	35
Less: Net Income Attributable to Noncontrolling Interests	3	—	3	—	3
Net Income Attributable to DT Midstream	$92	$16	$108	$—	$108

Capital expenditures	$24	$47	$71	$—	$71

	March 31, 2025
Investments in equity method investees	$1,286	$—	$1,286	$—	$1,286
Total Assets	$5,267	$4,665	$9,932	$—	$9,932

	Three Months Ended March 31, 2024
	Pipeline	Gathering	Total Reportable Segments	Eliminations	Total Consolidated
	(millions)
Revenues
Operating revenues	$107	$133	$240	$—	$240
Operating Expenses
Operation and maintenance	16	38	54	—	54
Depreciation and amortization	18	32	50	—	50
Taxes other than income	6	6	12	—	12
Other (Income) and Deductions
Interest expense	13	27	40	—	40
Interest income	(1)	—	(1)	—	(1)
Earnings from equity method investees	(46)	—	(46)	—	(46)
Income tax expense	24	7	31	—	31
Less: Net Income Attributable to Noncontrolling Interests	3	—	3	—	3
Net Income Attributable to DT Midstream	$74	$23	$97	$—	$97

Capital expenditures	$21	$77	$98	$—	$98

	December 31, 2024
Investments in equity method investees	$1,297	$—	$1,297	$—	$1,297
Total Assets	$5,274	$4,661	$9,935	$—	$9,935

DT Midstream, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

NOTE 12 — ACQUISITION
Midwest Pipeline Acquisition
On December 31, 2024, we closed on the Midwest Pipeline Acquisition of three FERC-regulated interstate natural gas transmission pipelines from ONEOK for a preliminary purchase price of $1.2 billion, which is subject to certain customary purchase price adjustments. Under the terms of the agreement, DT Midstream acquired 100% operating ownership in Guardian, Midwestern and Viking.
The cash consideration provided for the assets acquired was approximately $1.2 billion. The acquisition was accounted for using the acquisition method of accounting for business combinations. Assets acquired and liabilities assumed were measured at estimated fair value at the acquisition date. The FERC-regulated pipelines are subject to rate making and cost recovery provisions and are accounted for under ASC 980 guidance as discussed in Note 13, "Regulatory Matters" to the Consolidated Financial Statements. As such, the fair value of assets acquired and liabilities assumed subject to these provisions approximates their regulated basis, and therefore no fair value adjustments were reflected related to these amounts.
The intangible assets recorded as a result of the acquisition pertain to existing customer relationships, which were valued at approximately $11 million as of the acquisition date. The excess purchase price over the fair value of net assets acquired and liabilities assumed was classified as goodwill.
The preliminary allocation of the purchase price is based on estimated fair values of the assets acquired and liabilities assumed at the date of acquisition, December 31, 2024, and as such, the values assigned may be adjusted as additional information becomes available. These adjustments could result in changes to the amounts recognized in the consolidated financial statements, including potential adjustments to goodwill. The allocation of the purchase price is preliminary until the contractual post-closing adjustments are finalized and the acquired entities' audited 2024 FERC financial statements are issued.
NOTE 13 — REGULATORY MATTERS
Significant Accounting Policy – Regulation
Guardian, Midwestern and Viking are subject to rate regulation and accounting requirements of the FERC. The regulated operations of each of these subsidiaries have rates that are (i) established by independent, third-party regulators, (ii) set at levels that will recover our costs when considering the demand and competition for our services and (iii) charged to and collectible from our customers. Accordingly, we follow the accounting for regulated operations as defined in ASC 980 for these pipelines, which results in differences in the application of GAAP between our regulated and non-regulated businesses. During the rate-making process, FERC sets the framework for what we can charge to and collect from our customers for our services and establish the manner that our costs are accounted for, including allowing us to defer recognition of certain costs and permitting cost recovery through rates over time as opposed to expensing such costs as incurred. Examples include costs for fuel and losses, contributions in aid of construction, charges for depreciation, gains or losses on disposition of assets and deferral of tax benefits related to changes in tax rates.
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
Continued applicability of regulatory accounting treatment requires that rates be designed to recover specific costs of providing regulated services and be charged to and collected from customers. We believe that currently available facts support the continued use of regulatory accounting and that all regulatory assets and liabilities are recoverable or refundable in the current regulatory environment. Regulatory assets are included in Other Assets – Other on our Consolidated Statements of Financial Position.

DT Midstream, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

Rate Case Settlements
The settlement dates for the most recent FERC rate proceedings for Guardian, Midwestern and Viking were February 15, 2023, May 3, 2022 and July 31, 2024, respectively. As of March 31, 2025, there were no open FERC proceedings for these pipelines.
NOTE 14 — SUBSEQUENT EVENT
Dividend Declaration
On April 30, 2025, we announced that our Board of Directors declared a quarterly dividend of $0.82 per share of common stock. The dividend is payable to our stockholders of record as of June 16, 2025 and is expected to be paid on July 15, 2025.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion of our results of operations and financial condition should be read in conjunction with our unaudited Consolidated Financial Statements and the Notes to Consolidated Financial Statements, which are included under Part I, Item 1 of this quarterly report, and the historical consolidated financial statements and notes thereto, which are included in the DT Midstream 2024 Annual Report on Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties. The forward-looking statements are not historical facts, but rather are based on current expectations, estimates, assumptions and projections about the midstream industry and our business and financial results. Our actual results could differ materially from the results contemplated by these forward-looking statements due to a number of factors, including those discussed in the sections entitled "Forward-Looking Statements" and "Risk Factors."
OVERVIEW
Our Business
We are an owner, operator, and developer of an integrated portfolio of natural gas midstream assets. We provide multiple, integrated natural gas services to customers through our Pipeline segment, which includes interstate pipelines, intrastate pipelines, storage systems, and gathering lateral pipelines, and through our Gathering segment. We also own joint venture interests in equity method investees which own and operate interstate pipelines that connect to our wholly owned assets. On
December 31, 2024, we closed on the Midwest Pipeline Acquisition of three FERC-regulated natural gas transmission pipelines. See Note 12, "Acquisition" to the Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.
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
For purposes of the following discussion, any increases or decreases refer to the comparison of the three months ended March 31, 2025 to the three months ended December 31, 2024, and the three months ended March 31, 2025 to the three months ended March 31, 2024, as applicable. The following table summarizes our consolidated financial results:

	Three Months Ended
	March 31,	December 31,	March 31,
	2025	2024	2024
	(millions, except per share amounts)
Operating revenues	$303	$249	$240
Net Income Attributable to DT Midstream	108	73	97
Diluted Earnings per Common Share	$1.06	$0.73	$0.99

	Three Months Ended
	March 31,	December 31,	March 31,
	2025	2024	2024
	(millions)
Net Income Attributable to DT Midstream
Pipeline	$92	$60	$74
Gathering	16	13	23
Total	$108	$73	$97
Pipeline
The Pipeline segment consists of our interstate pipelines, intrastate pipelines, storage systems, gathering lateral pipelines including related treatment plants and compression and surface facilities. This segment also includes our equity method investments. The Midwest Pipeline Acquisition assets and results of operations after the December 31, 2024 acquisition date are presented in our Pipeline segment. Pipeline results and outlook are discussed below:

	Three Months Ended
	March 31,	December 31,	March 31,
	2025	2024	2024
	(millions)
Operating revenues	$169	$115	$107
Operation and maintenance	32	20	16
Depreciation and amortization	28	19	18
Taxes other than income	9	6	6
Operating Income	100	70	67
Interest expense	13	10	13
Interest income	(1)	(3)	(1)
Earnings from equity method investees	(37)	(37)	(46)
Loss from financing activities	—	1	—
Other expense	—	1	—
Income tax expense	30	35	24
Net Income	95	63	77
Less: Net Income Attributable to Noncontrolling Interests	3	3	3
Net Income Attributable to DT Midstream	$92	$60	$74

Operating revenues increased $54 million compared to the three months ended December 31, 2024 primarily due to activity from the interstate pipelines acquired in the Midwest Pipeline Acquisition. Operating revenues increased $62 million compared to the three months ended March 31, 2024 primarily due to activity from the interstate pipelines acquired in the Midwest Pipeline Acquisition and new LEAP long-term firm service revenue contracts.
Operation and maintenance expense increased $12 million compared to the three months ended December 31, 2024 primarily due to activity from the interstate pipelines acquired in the Midwest Pipeline Acquisition and the impact of a change in segment mix on corporate overhead allocated to the Pipeline segment. Operation and maintenance expense increased $16 million compared to the three months ended March 31, 2024 primarily due to activity from the interstate pipelines acquired in the Midwest Pipeline Acquisition, production-related operating expenses from the LEAP expansion, and the impact of a change in segment mix on corporate overhead allocated to the Pipeline segment.
Depreciation and amortization expense increased $9 million compared to the three months ended December 31, 2024 primarily due to the Midwest Pipeline Acquisition. Depreciation and amortization expense increased $10 million compared to the three months ended March 31, 2024 primarily due to the Midwest Pipeline Acquisition.
Taxes other than income increased $3 million compared to the three months ended December 31, 2024 primarily due to the Midwest Pipeline Acquisition. Taxes other than income increased $3 million compared to the three months ended March 31, 2024 primarily due to the Midwest Pipeline Acquisition.
Interest expense increased $3 million compared to the three months ended December 31, 2024 primarily due to a full quarter of interest related to the 2034 Notes and higher borrowings under the Revolving Credit Facility, partially offset by lower Bridge Facility interest than in 2024. Interest expense was unchanged compared to the three months ended March 31, 2024 primarily due to a full quarter of interest related to the 2034 Notes offset by repayment of the Term Loan Facility during 2024.
Earnings from equity method investees decreased $9 million compared to the three months ended March 31, 2024 primarily due to higher interest expense from senior unsecured notes issued in the third quarter of 2024 at Millennium.
Income tax expense decreased $5 million compared to the three months ended December 31, 2024 primarily due to deferred tax remeasurement adjustments for changes in state tax rates and apportionment factors due to the Midwest Pipeline Acquisition and enacted state legislation in the fourth quarter of 2024, partially offset by higher income before income taxes. Income tax expense increased $6 million compared to the three months ended March 31, 2024 primarily due to higher income before income taxes.
Pipeline Outlook
We believe our long-term agreements with customers and the location and connectivity of our pipeline assets position the business for future growth. We will continue to pursue economically attractive expansion opportunities that leverage our current asset footprint and strategic relationships. These growth opportunities include expansion opportunities on the DTM Interstate Transportation assets, further expansion at LEAP and Stonewall, new contracts at the Washington 10 Storage Complex and additional growth related to our equity method investments.

Gathering
The Gathering segment includes gathering systems, related treatment plants and compression and surface facilities. The Clean Fuels Gathering assets and results of operations after the July 1, 2024 acquisition date are presented in our Gathering segment. Gathering results and outlook are discussed below:

	Three Months Ended
	March 31,	December 31,	March 31,
	2025	2024	2024
	(millions)
Operating revenues	$134	$134	$133
Operation and maintenance	46	55	38
Depreciation and amortization	35	34	32
Taxes other than income	5	2	6
Operating Income	48	43	57
Interest expense	27	26	27
Interest income	—	(2)	—
Other income	—	(2)	—
Income tax expense	5	8	7
Net Income Attributable to DT Midstream	$16	$13	$23
Operating revenues increased $1 million compared to the three months ended March 31, 2024 primarily due to higher Ohio Utica Gathering volumes of $5 million and higher Blue Union Gathering revenues of $2 million, partially offset lower Susquehanna Gathering volumes of $6 million.
Operation and maintenance expense decreased $9 million compared to the three months ended December 31, 2024 primarily due to the impact of a change in segment mix on corporate overhead allocated to the Gathering segment, lower planned maintenance and production-related operating expenses on Blue Union Gathering of $1 million, lower planned maintenance at Susquehanna Gathering of $1 million and timing of planned maintenance at Appalachia Gathering of $2 million. Operation and maintenance expense increased $8 million compared to the three months ended March 31, 2024 primarily due to new assets placed into service and higher production-related operating expenses on Blue Union Gathering of $4 million and Ohio Utica Gathering operations of $1 million, partially offset by the impact of a change in segment mix on corporate overhead allocated to the Gathering segment.
Depreciation and amortization expense increased $3 million compared to the three months ended March 31, 2024 primarily due to assets placed into service at Ohio Utica Gathering during the second quarter of 2024.
Taxes other than income increased $3 million compared to the three months ended December 31, 2024 primarily due to timing of property taxes related to assets placed into service at Blue Union Gathering.
Interest expense increased $1 million compared to the three months ended December 31, 2024 primarily due to a full quarter of interest related to the 2034 Notes and higher borrowings under the Revolving Credit Facility, partially offset by lower Bridge Facility interest than in 2024. Interest expense was unchanged compared to the three months ended March 31, 2024 primarily due to a full quarter of interest related to the 2034 Notes offset by repayment of the Term Loan Facility during 2024.
Income tax expense decreased $3 million compared to the three months ended December 31, 2024 primarily due to deferred tax remeasurement adjustments for changes in state tax rates and apportionment factors due to the Midwest Pipeline Acquisition and enacted state legislation in the fourth quarter of 2024. Income tax expense decreased $2 million compared to the three months ended March 31, 2024 primarily due to lower income before income taxes.
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

ENVIRONMENTAL MATTERS
We are subject to U.S. federal, state, and local laws and environmental regulations, including laws and regulations relating to pipeline safety, climate change and GHG emissions. Additional compliance costs may result as the effects of various substances on the environment and human health are studied and governmental regulations are developed and implemented. Actual costs to comply with such laws and regulations could vary substantially from our expectations. Pending or future legislation or regulation could have a material impact on our operations and financial position. Potential impacts include unplanned expenditures for environmental equipment, such as pollution control equipment, financing costs related to additional capital expenditures, and the replacement costs of aging pipelines and other facilities.
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

	Three Months Ended
	March 31,
	2025	2024
	(millions)
Cash and Cash Equivalents at Beginning of Period	$68	$56
Net cash and cash equivalents from operating activities	247	241
Net cash and cash equivalents used for investing activities	(54)	(71)
Net cash and cash equivalents used for financing activities	(178)	(185)
Net Increase (Decrease) in Cash and Cash Equivalents	15	(15)
Cash and Cash Equivalents at End of Period	$83	$41
For purposes of the following discussion, any increases or decreases refer to the comparison of the three months ended March 31, 2025 to the three months ended March 31, 2024.
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
Net cash and cash equivalents from operating activities increased $6 million for the three months ended March 31, 2025 primarily due to an increase in operating income after adjustment for non-cash items including depreciation and amortization expense, stock-based compensation, and amortization of operating lease right-of-use assets, a decrease in cash paid for income taxes, partially offset by decreases in net working capital changes and dividends received from equity method investees.
Investing Activities
Cash outflows associated with our investing activities are primarily the result of plant and equipment expenditures, acquisitions, and contributions to equity method investees. Cash inflows from our investing activities are generated from proceeds from sale or collection of notes receivable, distributions received from equity method investees, and proceeds from asset sales.
Net cash and cash equivalents used for investing activities decreased $17 million for the three months ended March 31, 2025 primarily due to a decrease in cash used for plant and equipment expenditures, partially offset by lower distributions received from equity method investees.

Financing Activities
DT Midstream paid cash dividends on common stock of $75 million and $67 million during the three months ended March 31, 2025 and 2024, respectively. See Note 6, "Earnings Per Share and Dividends" to the Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.
Net cash and cash equivalents used for financing activities decreased $7 million for the three months ended March 31, 2025 primarily due to lower net repayments of borrowings under the Revolving Credit Facility, partially offset by higher payroll taxes paid related to vested stock-based compensation and higher dividends paid on common stock.
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
Our sources of liquidity include cash and cash equivalents generated from operating activities and available borrowings under our Revolving Credit Facility. As of March 31, 2025, we had $16 million of letters of credit outstanding and $65 million borrowings outstanding under our Revolving Credit Facility. We had approximately $1.0 billion of available liquidity as of March 31, 2025, consisting of cash and cash equivalents and available borrowings under our Revolving Credit Facility.
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
CAPITAL INVESTMENTS
Capital spending within our Company is primarily for ongoing maintenance and expansion of our existing assets, and if identified, attractive growth opportunities. We have been disciplined in our capital deployment and make growth investments that meet our criteria in terms of strategy, management skills, and identified risks and expected returns. All potential investments are analyzed for their rates of return and cash payback on a risk-adjusted basis. Our total capital expenditures, inclusive of $1 million in contributions to equity method investees, were $72 million for the three months ended March 31, 2025 primarily for expansions on Blue Union Gathering, Appalachia Gathering, Stonewall, LEAP and Clean Fuels Gathering. We anticipate total capital expenditures, inclusive of contributions to equity method investees, for the year ended December 31, 2025 of approximately $470 million to $550 million.
OFF-BALANCE SHEET ARRANGEMENTS
We are party to off-balance sheet arrangements, which include our equity method investments. See Note 1, "Description of the Business and Basis of Presentation—Principles of Consolidation" to the Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q for further discussion of the nature, purpose and other details of such agreements.
Other off-balance sheet arrangements include the Vector line of credit and our surety bonds, which are discussed in Note 10, "Commitments and Contingencies" to the Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.

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
Our key customer, Expand Energy, is investment grade. We engage with other customers that are sub-investment grade. These customers are otherwise considered creditworthy or are required to make prepayments or provide security to satisfy credit concerns. We regularly monitor for bankruptcy proceedings that may impact our customers and had no bankruptcy proceedings during the three months ended March 31, 2025.
Interest Rate Risk
We are subject to interest rate risk in connection with floating rate debt borrowings under our Revolving Credit Facility. Our exposure to interest rate risk arises primarily from changes in SOFR. As of March 31, 2025, we had floating rate debt of $65 million related to borrowings outstanding under our Revolving Credit Facility, and a floating rate debt-to-total debt ratio of 2%. See Note 9, "Debt" to the Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.
We are subject to interest rate risk in connection with our goodwill impairment assessment. See "Critical Accounting Estimates" under Part II, Item 7 of the Annual Report on Form 10-K for the year ended December 31, 2024.

International Markets Risk
While the majority of our business is in the United States, we also have a minor equity method investment in Canada. Rapidly changing global trade policies, such as tariffs, may increase operating costs and uncertainty. We continue to monitor regulatory developments.
Summary of Sensitivity Analysis
A sensitivity analysis was performed on the fair values of our long-term debt obligations. The sensitivity analysis involved increasing and decreasing interest rates as of March 31, 2025 by a hypothetical 10% and calculating the resulting change in the fair values. We have no debt maturing until 2029, as described in Note 9, "Debt" to the Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q. The hypothetical losses related to long-term debt would be realized only if we transferred all of our fixed-rate long-term debt to other creditors. The results of the sensitivity analysis are as follows:

	Assuming a 10% Increase in Rates	Assuming a 10% Decrease in Rates	Change in the Fair Value of
Activity	As of March 31, 2025
	(millions)
Interest rate risk	$(95)	$99	Long-term debt
Item 4. Controls and Procedures
(a) Evaluation of disclosure controls and procedures
Management of DT Midstream carried out an evaluation, under the supervision and with the participation of DT Midstream's Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of DT Midstream's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2025, which is the end of the period covered by this report. Based on this evaluation, DT Midstream's CEO and CFO have concluded that such disclosure controls and procedures are effective in providing reasonable assurance that information required to be disclosed by DT Midstream in reports that it files or submits under the Exchange Act (i) is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms and (ii) is accumulated and communicated to DT Midstream's management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Due to the inherent limitations in the effectiveness of any disclosure controls and procedures, management cannot provide absolute assurance that the objectives of our disclosure controls and procedures will be attained.
(b) Changes in internal control over financial reporting
DT Midstream is in the process of integrating its internal controls over financial reporting with those of the entities acquired in the Midwest Pipeline Acquisition. As part of the acquisition’s transition services agreement, DT Midstream utilized the seller’s systems and processes this quarter and certain controls have been added or modified. We will continue to analyze, evaluate, and where necessary, make changes in controls and procedures related to the entities acquired in the Midwest Pipeline Acquisition. Except as noted above, there have been no changes in DT Midstream's internal control over financial reporting during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, DT Midstream's internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
For information on legal proceedings and matters related to DT Midstream, see Note 10, "Commitments and Contingencies" to the Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.
Item 1A. Risk Factors
There are various risks associated with the operations of DT Midstream's businesses. To provide a framework to understand the operating environment of DT Midstream, a brief explanation of the more significant risks associated with DT Midstream's businesses is provided in Part I, Item 1A. "Risk Factors" in DT Midstream's 2024 Annual Report on Form 10-K. Although DT Midstream has identified and disclosed key risk factors, others could emerge in the future.
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
Item 5. Other Information
During the three months ended March 31, 2025, none of the Company’s directors or executive officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of the Company’s common stock that was intended to satisfy the affirmative defense conditions of Exchange Act Rule 10b5-1(c) or any "non-Rule 10b5-1 trading arrangement."

Item 6. Exhibits

Exhibit Number	Description

(i) Exhibits incorporated by reference:

3.1
Amended and Restated Certificate of Incorporation of DT Midstream, Inc., effective July 1, 2021 (incorporated by reference to Exhibit 3.1 to DT Midstream's Current Report on Form 8-K filed July 1, 2021)

3.2	Amended and Restated Bylaws of DT Midstream, Inc., effective July 1, 2021 (incorporated by reference to Exhibit 3.2 to DT Midstream's Current Report on Form 8-K filed July 1, 2021)

4.1
Indenture, dated as of June 9, 2021, among DT Midstream, Inc., the Guarantors and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to DT Midstream's Form 8-K filed June 10, 2021)

4.2
Indenture, dated as of April 11, 2022, among DT Midstream, Inc., the Guarantors and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.1 to DT Midstream's Current Report on Form 8-K filed April 11, 2022)

4.3
Pari Passu Intercreditor Agreement, dated as of April 11, 2022, among DT Midstream, Inc., the Guarantors, Barclays Bank PLC, as Credit Agreement Agent, and U.S. Bank Trust Company, National Association, as Notes Collateral Agent (incorporated by reference to Exhibit 4.2 to DT Midstream's Current Report on Form 8-K filed April 11, 2022)

4.4	First Supplemental Indenture, dated as of August 12, 2024, among DT Midstream, Inc., the Guarantors and U.S. Bank Trust Company, National Association, as Trustee and Notes Collateral Agent (incorporated by reference to Exhibit 4.4 to DT Midstream's Quarterly Report on Form 10-Q filed on October 29, 2024)

4.5	Indenture, dated as of December 6, 2024, among DT Midstream, Inc., the Guarantors and U.S. Bank Trust Company, National Association, as Trustee and Notes Collateral Agent (incorporated by reference to Exhibit 4.1 to DT Midstream's Current Report on Form 8-K filed on December 6, 2024)

4.6	First Supplemental Indenture, dated as of January 30, 2025, among DT Midstream, Inc., the Guaranteeing Subsidiaries and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.1 to DT Midstream's Annual Report on Form 10-K filed February 26, 2025)

4.7	Second Supplemental Indenture, dated as of January 30, 2025, among DT Midstream, Inc., the Guaranteeing Subsidiaries and U.S. Bank Trust Company, National Association, as trustee and Notes Collateral Agent (incorporated by reference to Exhibit 4.2 to DT Midstream's Annual Report on Form 10-K filed February 26, 2025)

4.8	First Supplemental Indenture, dated as of January 30, 2025, among DT Midstream, Inc., the Guaranteeing Subsidiaries and U.S. Bank Trust Company, National Association, as trustee and Notes Collateral Agent (incorporated by reference to Exhibit 4.3 to DT Midstream's Annual Report on Form 10-K filed February 26, 2025)

(ii) Exhibits filed herewith:

31.1	Chief Executive Officer Section 302 Form 10-Q Certification of Periodic Report

31.2	Chief Financial Officer Section 302 Form 10-Q Certification of Periodic Report

95.1	Mine Safety Disclosure

101.INS	XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Database

Exhibit Number	Description
101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

(iii) Exhibits furnished herewith:

32.1	Chief Executive Officer Section 906 Form 10-Q Certification of Periodic Report

32.2	Chief Financial Officer Section 906 Form 10-Q Certification of Periodic Report

Signature
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized.

Date:	April 30, 2025
DT MIDSTREAM, INC.

		By:	/S/ JEFFREY A. JEWELL
Jeffrey A. Jewell Chief Financial and Accounting Officer
(Duly Authorized Officer)