Form 10-Q
period 2025-06-30
DT Midstream, Inc.
filed 2025-07-31
CIK 1842022

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period ended June 30, 2025
Or
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒
Number of shares of common stock outstanding as of June 30, 2025:

Description	Shares
Common stock, par value $0.01	101,592,505

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

Bluestone	A 65-mile gathering lateral pipeline, and two compression facilities, that gathers Marcellus shale natural gas and delivers to Millennium and the Tennessee Pipeline

CAD	Canadian Dollar ($)

Chicago Hub	A major natural gas market and transportation hub located in the Chicago area, serving as a critical interconnection point for multiple interstate pipelines

Clean Fuels Gathering	A 77-mile gathering system that gathers and treats abandoned coal mine methane into pipeline quality gas

Columbia Pipeline	Columbia Gas Transmission, LLC, owned by TC Energy Corporation and Global Infrastructure Partners

Credit Agreement	DT Midstream's credit agreement which provides for the Revolving Credit Facility

DT Midstream	DT Midstream, Inc. and our consolidated subsidiaries

DTM Interstate Transportation	DTM Interstate Transportation, LLC, the consolidated subsidiary of DT Midstream which is comprised of Guardian, Midwestern and Viking

Expand Energy	Expand Energy Corporation and/or its affiliates

FASB	Financial Accounting Standards Board

FERC	Federal Energy Regulatory Commission

GAAP	Generally Accepted Accounting Principles in the United States

Generation	A 29-mile intrastate pipeline in northern Ohio and owned by NEXUS

GHG	Greenhouse gas

Guardian	Guardian Pipeline, L.L.C., a 263-mile interstate pipeline which connects to the Chicago Hub and serves key Wisconsin demand centers

Inflation Reduction Act	The Inflation Reduction Act of 2022 (H.R. 5374)

Investment Grade Event	As defined in the indentures for the 2032 Notes and 2034 Notes and the Credit Agreement

LEAP	Louisiana Energy Access Project, a 211-mile gathering lateral pipeline that gathers Haynesville shale natural gas and delivers to markets in the Gulf Coast region

LNG	Liquefied natural gas

DEFINITIONS

Michigan System	A 335-mile pipeline system in northern Michigan

Midwest Pipeline Acquisition	The transaction with ONEOK, which closed on December 31, 2024, pursuant to which DTM Interstate Transportation acquired 100% of the equity interests in each of Guardian, Midwestern and Viking

Midwestern	Midwestern Gas Transmission Company, a 402-mile bi-directional interstate pipeline which connects Appalachia supply to the Midwest market region between Tennessee and the Chicago Hub

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

Ohio Utica Gathering	A 20-mile gathering system, including compression and dehydration facilities, that gathers Utica shale natural gas from producer wells and delivers to a nearby processing plant

OBBBA	One Big Beautiful Bill Act, which was signed into law on July 4, 2025

ONEOK	ONEOK, Inc., a publicly traded energy company engaged in the gathering, processing, storage, and transportation of natural gas, including through its ownership of ONEOK Partners Intermediate Limited Partnership and Border Midwestern Company

Revolving Credit Facility	DT Midstream's revolving credit facility issued under the Credit Agreement

SEC	Securities and Exchange Commission

SOFR	Secured Overnight Financing Rate

South Romeo	South Romeo Gas Storage Company, LLC, a joint venture which owns the Washington 28 Storage Complex, in which DT Midstream owns a 50% interest

Stonewall	A 68-mile gathering lateral pipeline, in which DT Midstream owns an 85% interest, that gathers Marcellus and Utica shale natural gas and delivers to the Columbia Pipeline

Susquehanna Gathering	A 198-mile gathering system that gathers Marcellus shale natural gas and delivers to Bluestone

Tennessee Pipeline	Tennessee Gas Pipeline Company, LLC, owned by Kinder Morgan, Inc.

Term Loan Facility	DT Midstream's term loan facility issued under the Credit Agreement, which was repaid in 2024

Texas Eastern Pipeline	Texas Eastern Transmission, LP, owned by Enbridge Inc.

Tioga Gathering	A 3-mile gathering system that gathers shale natural gas to the Eastern Gas Transmission system

U.S.	United States of America

USD	United States Dollar ($)

Vector
Vector Pipeline LP, a joint venture that owns a 348-mile interstate transportation pipeline and five compression facilities connecting Illinois, Michigan, and Ontario market centers, in which DT Midstream owns a 40% interest

VIE	Variable Interest Entity

Viking	Viking Gas Transmission Company, a 674-mile bi-directional interstate pipeline which serves key utility customers in Minnesota, Wisconsin and North Dakota

DEFINITIONS

Washington 10 Storage Complex	An interstate storage system located in Michigan with 94 Bcf of storage capacity, in which DT Midstream owns a 91% interest, and associated compression facilities

2029 Notes	Senior unsecured notes of $1.1 billion in aggregate principal amount due June 2029

2031 Notes	Senior unsecured notes of $1.0 billion in aggregate principal amount due June 2031

2032 Notes	Senior notes of $600 million in aggregate principal amount due April 2032

2034 Notes	Senior notes of $650 million in aggregate principal amount due December 2034

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
•the effects and associated cost of compliance with existing and future laws and governmental regulations, such as the Inflation Reduction Act and the OBBBA;
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

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements

DT Midstream, Inc.
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
	(millions, except per share amounts)
Revenues
Operating revenues	$309	$244	$612	$484
Operating Expenses
Operation and maintenance	80	52	158	106
Depreciation and amortization	63	53	126	103
Taxes other than income	11	9	25	21
Operating Income	155	130	303	254
Other (Income) and Deductions
Interest expense	40	39	80	79
Interest income	—	—	(1)	(1)
Earnings from equity method investees	(30)	(39)	(67)	(85)
Other (income) and expense	—	(3)	—	(3)
Income Before Income Taxes	145	133	291	264
Income Tax Expense	34	33	69	64
Net Income	111	100	222	200
Less: Net Income Attributable to Noncontrolling Interests	4	4	7	7
Net Income Attributable to DT Midstream	$107	$96	$215	$193

Basic Earnings per Common Share
Net Income Attributable to DT Midstream	$1.05	$0.99	$2.12	$1.99

Diluted Earnings per Common Share
Net Income Attributable to DT Midstream	$1.04	$0.98	$2.10	$1.97

Weighted Average Common Shares Outstanding
Basic	101.6	97.1	101.5	97.1
Diluted	102.5	97.9	102.5	97.8

See Notes to Consolidated Financial Statements (Unaudited)

DT Midstream, Inc.
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
	(millions)
Net Income	$111	$100	$222	$200
Foreign currency translation and unrealized gain on derivatives, net of tax	—	—	1	—
Other comprehensive income	—	—	1	—
Comprehensive income	111	100	223	200
Less: Comprehensive income attributable to noncontrolling interests	4	4	7	7
Comprehensive Income Attributable to DT Midstream	$107	$96	$216	$193

See Notes to Consolidated Financial Statements (Unaudited)

DT Midstream, Inc.
Consolidated Statements of Financial Position
(Unaudited)

	June 30,	December 31,
	2025	2024
	(millions)
ASSETS
Current Assets
Cash and cash equivalents	$74	$68
Accounts receivable (net of $— allowance for expected credit loss for each period end)	164	172
Deferred property taxes	17	33
Prepaid expenses and other	36	37
	291	310
Investments
Investments in equity method investees	1,288	1,297

Property
Property, plant, and equipment	6,697	6,525
Accumulated depreciation	(1,092)	(998)
	5,605	5,527
Other Assets
Goodwill	781	776
Long-term notes receivable — related party	4	4
Operating lease right-of-use assets	50	49
Intangible assets, net	1,892	1,921
Other	49	51
	2,776	2,801
Total Assets	$9,960	$9,935

See Notes to Consolidated Financial Statements (Unaudited)

DT Midstream, Inc.
Consolidated Statements of Financial Position
(Unaudited)

	June 30,	December 31,
	2025	2024
	(millions, except shares)
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$84	$77
Short-term borrowings	25	150
Operating lease liabilities	16	16
Dividends payable	83	75
Interest payable	11	12
Property taxes payable	36	42
Accrued compensation	14	19
Contract liabilities	20	18
Other	42	17
	331	426

Long-Term Debt, net	3,321	3,319

Other Liabilities
Deferred income taxes	1,195	1,129
Operating lease liabilities	37	36
Contract liabilities	144	135
Regulatory liabilities	90	90
Other	27	34
	1,493	1,424
Total Liabilities	5,145	5,169

Commitments and Contingencies (Note 10)

Stockholders' Equity
Preferred stock ($0.01 par value, 50,000,000 shares authorized, and no shares issued or outstanding as of June 30, 2025 and December 31, 2024)	—	—
Common stock ($0.01 par value, 550,000,000 shares authorized, and 101,592,505 and 101,324,894 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively)	1	1
Additional paid-in capital	3,909	3,911
Retained earnings	770	723
Accumulated other comprehensive loss	(7)	(8)
Total DT Midstream Equity	4,673	4,627
Noncontrolling interests	142	139
Total Equity	4,815	4,766
Total Liabilities and Equity	$9,960	$9,935

See Notes to Consolidated Financial Statements (Unaudited)

DT Midstream, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	June 30,
	2025	2024
	(millions)
Operating Activities
Net Income	$222	$200
Adjustments to reconcile Net Income to Net cash and cash equivalents from operating activities:
Depreciation and amortization	126	103
Stock-based compensation	12	11
Amortization of operating lease right-of-use assets	9	9
Deferred income taxes	61	59
Earnings from equity method investees	(67)	(85)
Dividends from equity method investees	59	88
Changes in assets and liabilities:
Accounts receivable, net	(1)	11
Accounts payable	(13)	(4)
Contract liabilities	11	16
Other current and noncurrent assets and liabilities	13	(2)
Net cash and cash equivalents from operating activities	432	406
Investing Activities
Plant and equipment expenditures	(152)	(179)
Acquisition accounted for as a business combination (purchase price adjustment)	10	—
Distributions from equity method investees	19	37
Contributions to equity method investees	(2)	(1)
Other investing activities	1	—
Net cash and cash equivalents used for investing activities	(124)	(143)
Financing Activities
Borrowings under the Revolving Credit Facility	165	155
Repayment of borrowings under the Revolving Credit Facility	(290)	(250)
Distributions to noncontrolling interests	(9)	(9)
Contributions from noncontrolling interests	5	1
Dividends paid on common stock	(158)	(138)
Other financing activities	(15)	(5)
Net cash and cash equivalents used for financing activities	(302)	(246)
Net Increase in Cash and Cash Equivalents	6	17
Cash and Cash Equivalents at Beginning of Period	68	56
Cash and Cash Equivalents at End of Period	$74	$73

Supplemental disclosure of cash information
Cash paid for:
Interest, net of interest capitalized	$76	$74
Income taxes, net of refunds received	2	3
Supplemental disclosure of non-cash investing and financing activities
Plant and equipment expenditures in accounts payable and other accrued liabilities	$68	$48

See Notes to Consolidated Financial Statements (Unaudited)

DT Midstream, Inc.
Consolidated Statements of Changes in Stockholders' Equity
(Unaudited)

			Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests
	Common Stock
	Shares	Amount					Total
	(dollars in millions, shares in thousands)
Balance, December 31, 2024	101,325	$1	$3,911	$723	$(8)	$139	$4,766
Net Income	—	—	—	108	—	3	111
Dividends declared on common stock ($0.820 per common share)	—	—	—	(83)	—	—	(83)
Contributions from noncontrolling interests	—	—	—	—	—	2	2
Distributions to noncontrolling interests	—	—	—	—	—	(4)	(4)
Stock-based compensation	266	—	(10)	(1)	—	—	(11)
Other comprehensive income, net of tax	—	—	—	—	1	—	1
Balance, March 31, 2025	101,591	$1	$3,901	$747	$(7)	$140	$4,782
Net Income	—	—	—	107	—	4	111
Dividends declared on common stock ($0.820 per common share)	—	—	—	(83)	—	—	(83)
Contributions from noncontrolling interests	—	—	—	—	—	3	3
Distributions to noncontrolling interests	—	—	—	—	—	(5)	(5)
Stock-based compensation	2	—	8	(1)	—	—	7
Balance, June 30, 2025	101,593	$1	$3,909	$770	$(7)	$142	$4,815

			Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests
	Common Stock
	Shares	Amount					Total
	(dollars in millions, shares in thousands)
Balance, December 31, 2023	96,971	$1	$3,485	$661	$(8)	$141	$4,280
Net Income	—	—	—	97	—	3	100
Dividends declared on common stock ($0.735 per common share)	—	—	—	(71)	—	—	(71)
Distributions to noncontrolling interests	—	—	—	—	—	(4)	(4)
Stock-based compensation	138	—	2	(1)	—	—	1
Balance, March 31, 2024	97,109	$1	$3,487	$686	$(8)	$140	$4,306
Net Income	—	—	—	96	—	4	100
Dividends declared on common stock ($0.735 per common share)	—	—	—	(71)	—	—	(71)
Contributions from noncontrolling interests	—	—	—	—	—	1	1
Distributions to noncontrolling interests	—	—	—	—	—	(5)	(5)
Stock-based compensation	3	—	7	(1)	—	—	6
Balance, June 30, 2024	97,112	$1	$3,494	$710	$(8)	$140	$4,337

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
In our opinion, the accompanying unaudited Consolidated Financial Statements include all adjustments, consisting of normal recurring adjustments, necessary to present a fair statement of our financial position as of June 30, 2025, results of operations for the three and six months ended June 30, 2025 and 2024, statement of changes in stockholders' equity for the three and six months ended June 30, 2025 and 2024, and cash flows for the six months ended June 30, 2025 and 2024. The Consolidated Statement of Financial Position as of December 31, 2024 was derived from audited annual financial statements but does not include all disclosures required by GAAP. Financial results for this interim period are not necessarily indicative of results that may be expected for any other interim period or for the year ending December 31, 2025. The Consolidated Financial Statements should be read in conjunction with DT Midstream's Consolidated Financial Statements and Notes to Consolidated Financial Statements included in DT Midstream's 2024 Annual Report on Form 10-K.
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
The following table summarizes the major line items in the Consolidated Statements of Financial Position for consolidated VIEs as of June 30, 2025 and December 31, 2024. All assets and liabilities of a consolidated VIE are included in the table when it has been determined that a consolidated VIE has either (1) assets that can be used only to settle obligations of the VIE or (2) liabilities for which creditors do not have recourse to the general credit of the primary beneficiary. The assets and liabilities of consolidated VIEs that meet the definition of a business and whose assets can be used for purposes other than the settlement of the VIEs' obligations have been excluded from the table below.

	June 30,	December 31,
	2025	2024
	(millions)
ASSETS (a)
Cash	$38	$17
Accounts receivable	11	11
Other current assets	1	2
Intangible assets, net	461	468
Property, plant and equipment, net	410	391
Goodwill	25	25
	$946	$914

LIABILITIES (a)
Accounts payable and other current liabilities	$14	$5
Other noncurrent liabilities	3	3
	$17	$8
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
Our equity method investments are periodically evaluated for certain factors that may be indicative of other-than-temporary impairment. As of June 30, 2025 and December 31, 2024, our carrying amounts of investments in equity method investees exceeded our share of the underlying equity in the net assets of the investees by $328 million and $336 million, respectively. The difference will be amortized over the life of the underlying assets. As of both June 30, 2025 and December 31, 2024, our consolidated retained earnings balance did not have undistributed earnings from equity method investments. We use the cumulative earnings approach to classify proceeds received from equity method investees as dividends or distributions on the Consolidated Statements of Cash Flows.

DT Midstream, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

Earnings from equity method investees include:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
			(millions)
NEXUS	$15	$15	$30	$31
Vector	9	9	21	20
Millennium	6	15	16	34
Total earnings from equity method investees	$30	$39	$67	$85
Equity method investees are described below:

	Investments As of		% Owned As of
	June 30,	December 31,	June 30,	December 31,
Equity Method Investee	2025	2024	2025	2024
	(millions)
NEXUS	$887	$880	50%	50%
Vector	133	134	40%	40%
Millennium	268	283	52.5%	52.5%
Total investments in equity method investees	$1,288	$1,297
The following table presents summarized financial information of our non-consolidated equity method investees. The amounts included below represent 100% of the results of continuing operations of such entities, including the portion owned by other parties.
Summarized income statement data is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
	(millions)
Operating revenues	$201	$198	$410	$412
Operating expenses	103	94	198	188
Net Income	$71	$91	$156	$194
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
We regularly monitor the credit quality of our financing receivables by reviewing counterparty credit quality indicators and monitoring for triggering events, such as a credit rating downgrade or bankruptcy. We have three internal grades of credit quality, with internal grade 1 as the lowest risk and internal grade 3 as the highest risk. The related credit quality indicators and risk ratings utilized to develop the internal grades have been updated through June 30, 2025. As of June 30, 2025, the notes receivable — related party of $4 million, which originated prior to 2021, were classified as internal grade 1. There are no notes receivable on nonaccrual status and no past due financing receivables as of June 30, 2025.

DT Midstream, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

For trade accounts receivable, the customer allowance for expected credit loss is calculated based on specific review of future collections based on receivable balances generally in excess of 30 days. Existing and future economic conditions, historical loss rates, customer trends and other relevant factors that may affect our ability to collect are also considered. Receivables are written off on a specific identification basis and determined based on the particular circumstances of the associated receivable. Uncollectible expense (recovery) was zero for each of the three and six months ended June 30, 2025 and 2024.
Our collections on accounts receivable from customers are current, and no material rate of historical loss was noted, which resulted in no allowance for expected credit loss as of June 30, 2025 or December 31, 2024. Any balance would be shown as a deduction from the respective financing receivable's balance in the Consolidated Statements of Financial Position.
Operation and Maintenance
Operation and maintenance is primarily comprised of costs for labor and employee benefits, outside services, materials, compression, purchased natural gas, operating lease costs, office costs, and other operating and maintenance costs.
Property, Plant, and Equipment
Property is stated at cost and includes construction-related labor, materials, overhead and capitalized interest. Property for FERC-regulated entities includes debt and equity AFUDC. Debt AFUDC represents capitalized interest. Equity AFUDC represents the capitalization of the estimated average cost of equity during FERC-regulated construction projects and is recorded as a credit to allowance for funds used during construction in our Consolidated Statements of Operations. Expenditures for maintenance and repairs are charged to expense when incurred. Property, plant and equipment is depreciated over its estimated useful life using the straight-line method.
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

DT Midstream, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

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
Other Significant Accounting Policies
There have been no changes to the summary of other significant accounting policies previously identified in the Company's Annual Report on Form 10-K for the year ended December 31, 2024.
NOTE 3 — NEW ACCOUNTING PRONOUNCEMENTS
Recently Issued Pronouncements
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740) - Improvements to Income Tax Disclosures. The amendments improve transparency of income tax disclosure requirements, primarily through enhanced disclosures of rate reconciliation and income taxes paid. The amendments are effective for annual periods beginning after December 15, 2024. As required, the Company will adopt ASU 2023-09 in its Form 10-K for the year ending December 31, 2025. The adoption of this standard is not expected to have a significant impact on our Consolidated Financial Statements.
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
NOTE 4 — REVENUE
Disaggregation of Revenue
The following is a summary of revenues disaggregated by segment:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
	(millions)
Pipeline (a)	$176	$109	$345	$216
Gathering	133	135	267	268
Total operating revenues	$309	$244	$612	$484
__________________________________
(a) Includes income outside the scope of ASC 606 primarily related to contracts accounted for as leases of $20 million and $2 million for the three months ended June 30, 2025 and 2024, respectively, and $41 million and $4 million for the six months ended June 30, 2025 and 2024, respectively. The lease income increased for the six months ended June 30, 2025 from the operating lease obtained as part of the Midwest Pipeline Acquisition.
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

DT Midstream, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

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
Contract Liabilities
The following is a summary of contract liability activity:

2025
(millions)
Balance as of January 1	$153
Increases due to cash received or receivable, excluding amounts recognized as revenue during the period	31
Revenue recognized that was included in the balance at the beginning of the period	$(20)
Balance as of June 30	$164
Contract liabilities generally represent amounts paid by or receivable from customers for which the associated performance obligation has not yet been satisfied. Contract liabilities associated with these services are recognized into revenue upon delivery of the service to the customer.
The following table presents contract liability amounts as of June 30, 2025 that are expected to be recognized as revenue in future periods:

(millions)
Remainder of 2025	$10
2026	21
2027	20
2028	19
2029	18
2030 and thereafter	76
Total	$164
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

DT Midstream, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

The following table presents revenue amounts related to fixed consideration associated with unsatisfied performance obligations as of June 30, 2025 that are expected to be recognized as revenue in future periods:

(millions)
Remainder of 2025	$142
2026	252
2027	255
2028	208
2029	173
2030 and thereafter	373
Total	$1,403
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
As of June 30, 2025 and December 31, 2024, we had capitalized costs to obtain or fulfill a contract of $17 million and $18 million, respectively, which are included in other current assets and other noncurrent assets in the accompanying Consolidated Statements of Financial Position. During the three and six months ended June 30, 2025 and 2024, we recognized less than $1 million of amortization expense related to such capitalized costs.
NOTE 5 — GOODWILL
We have goodwill that resulted from business combinations. The carrying value of goodwill is evaluated for impairment on an annual basis or whenever events or circumstances indicate that the value of goodwill may be impaired. We performed our prior year annual impairment test as of October 1, 2024 and determined that the estimated fair value of each reporting unit exceeded its carrying value, and no impairment existed. We recognized a net increase of $5 million to goodwill during the three and six months ended June 30, 2025 as part of a Midwest Pipeline Acquisition measurement period adjustment in the Pipeline reporting unit. See Note 12, "Acquisition" to the Consolidated Financial Statements. No other additions, impairments or changes occurred during the three and six months ended June 30, 2025.
The following is the summary of the carrying value of goodwill:

	June 30,	December 31,
	2025	2024
	(millions)
Pipeline	$361	$356
Gathering	420	420
Total goodwill	$781	$776
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

DT Midstream, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

The following is a reconciliation of basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
	(millions, except per share amounts)
Basic and Diluted Earnings per Common Share
Net Income Attributable to DT Midstream	$107	$96	$215	$193
Average number of common shares outstanding — basic	101.6	97.1	101.5	97.1

Incremental shares attributable to:
Average dilutive restricted stock units and performance share awards	0.9	0.8	1.0	0.7
Average number of common shares outstanding — diluted	102.5	97.9	102.5	97.8

Basic Earnings per Common Share	$1.05	$0.99	$2.12	$1.99
Diluted Earnings per Common Share	$1.04	$0.98	$2.10	$1.97
We declared the following cash dividends:

Dividends Declared	Dividend Amount		Dividend Payment Date
(quarter ended)	(per-share)	(millions)
2024
March 31	$0.735	$71	April 2024
June 30	$0.735	$71	July 2024
September 30	$0.735	$71	October 2024
December 31	$0.735	$75	January 2025
2025
March 31	$0.820	$83	April 2025
June 30	$0.820	$83	July 2025
NOTE 7 — INCOME TAXES
Effective Tax Rates
We record income taxes during the interim period using an estimated annual effective tax rate and recognize specific events discretely as they occur.
The interim period effective tax rates of DT Midstream were 24% and 25% for the three months ended June 30, 2025 and 2024, respectively, and 24% for both of the six months ended June 30, 2025 and 2024.
The difference between the interim period effective tax rates and federal statutory rate of 21% is primarily related to state income taxes.
One Big Beautiful Bill Act
On July 4, 2025, the OBBBA was signed into law in the U.S., which contains a broad range of tax reform provisions that amend, eliminate and extend tax rules under the Inflation Reduction Act. We are evaluating the full effects of the legislation on our estimated annual effective tax rate and cash tax position. Impacts to the Company of the OBBBA include permanent reinstatement of bonus depreciation on qualified property and modifications to the calculation for excess business interest expense limitation to the current tax estimate. We anticipate the impact will defer the payment of a portion of our current federal tax for multiple years, but because our tax provision is based on both current and deferred tax, the impact to our income statement is not expected to be material. As the legislation was signed into law after the close of our second quarter, the impacts are not included in our operating results for the six months ended June 30, 2025.

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
Fair Value of Financial Instruments
The following table presents the carrying amount and fair value of financial instruments:

	June 30, 2025				December 31, 2024
	Carrying	Fair Value			Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3	Amount	Level 1	Level 2	Level 3
	(millions)
Cash equivalents (a)	$13	$—	$13	$—	$—	$—	$—	$—
Long-term notes receivable — related party	4	—	—	4	4	—	—	4
Short-term borrowings (a)	25	—	25	—	150	—	150	—
Long-term debt (b)	$3,321	$—	$3,234	$—	$3,319	$—	$3,136	$—
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

DT Midstream, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

NOTE 9 — DEBT
Long-Term Debt
The following is a summary of long-term debt:

			Maturity	June 30,	December 31,
Title	Type	Interest Rate	Date	2025	2024
				(millions)
2029 Notes	Senior Notes (a)	4.125%	2029	$1,100	$1,100
2031 Notes	Senior Notes (a)	4.375%	2031	1,000	1,000
2032 Notes	Senior Notes (b), (c)	4.300%	2032	600	600
2034 Notes	Senior Notes (a), (c)	5.800%	2034	650	650
Long-term debt principal				3,350	3,350
Unamortized debt discount				(1)	(1)
Unamortized debt issuance costs				(28)	(30)
Long-term debt, net				$3,321	$3,319
______________________________
(a) Interest payable semi-annually in arrears each June 15 and December 15.
(b) Interest payable semi-annually in arrears each April 15 and October 15.
(c) The collateral was released on May 16, 2025 following an Investment Grade Event under the respective indentures. In the event of a Reversion Event (as defined in the respective indentures), the collateral is required to be reinstated in accordance with the respective indentures.
Short-Term Credit Arrangements and Borrowings
The following table presents the availability under the Revolving Credit Facility:

June 30,
2025
(millions)
Total availability
Revolving Credit Facility, expiring December 2029 (a)	$1,000
Amounts outstanding
Revolving Credit Facility borrowings (b)	25
Letters of credit	16
41
Net availability	$959
______________________________
(a) The collateral was released on May 16, 2025 following an Investment Grade Event under the Credit Agreement. To the extent the collateral is reinstated under either of the 2032 Notes or the 2034 Notes, the collateral would also be reinstated under the Credit Agreement
(b) The weighted average interest rate for Revolving Credit Facility borrowings outstanding was 5.66% as of June 30, 2025
Borrowings under the Revolving Credit Facility, if any, are used for general corporate purposes, acquisitions, and letter of credit issuances to support our operations and liquidity. Revolving Credit Facility issuance and amendment costs, net of amortization, of $7 million as of both June 30, 2025 and December 31, 2024, are included in other noncurrent assets in our Consolidated Statements of Financial Position and are being amortized over the remaining term of the Revolving Credit Facility.
On May 16, 2025, an an Investment Grade Event occurred under our Credit Agreement which, among other changes, automatically released the guarantees and collateral supporting our obligations under the Credit Agreement.
Upon the occurrence of the Investment Grade Event, the negative covenants were automatically amended to create additional flexibility for DT Midstream and its subsidiaries such that (i) the indebtedness negative covenant remains applicable solely to restrict DT Midstream’s restricted subsidiaries, (ii) the former restriction related to prepayments of junior indebtedness has fallen away, and (iii) the remaining negative covenants, including those related to liens, mergers, consolidations, liquidations or dissolutions, sales, transfers or other dispositions, investments, acquisitions, loans or advances, dividends and distributions or repurchases of capital stock, entering into agreements that limit the ability of the restricted subsidiaries to make distributions to DT Midstream, and transactions with affiliates, were amended automatically to provide for flexibility customary for investment grade companies.

DT Midstream, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

From and after the occurrence of the Investment Grade Event, the Credit Facility requires maintenance of (i) only the maximum consolidated net leverage ratio. The maximum consolidated net leverage ratio is set at 5 to 1 (except, that the Company may elect to temporarily step up the maximum consolidated net leverage ratio to 5.5 to 1 for a period of up to three fiscal quarters after the consummation of an acquisition or investment involving consideration exceeding $50 million). The consolidated net leverage ratio means the ratio of net debt determined in accordance with GAAP to annual consolidated EBITDA, as defined in the Credit Agreement. The Credit Agreement definition of annual consolidated EBITDA excludes EBITDA from equity method investees, but includes dividends and distributions from equity method investees. As of June 30, 2025, the consolidated net leverage ratio was 2.3 to 1 and we were in compliance with the financial covenant.
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
Guarantees
In certain limited circumstances, we enter into contractual guarantees. We may guarantee another entity's obligation in the event it fails to perform and may provide guarantees in certain indemnification agreements. We did not have any guarantees of other parties' obligations as of June 30, 2025.
Surety Bonds
In certain limited circumstances, we enter into contracts that require us to obtain external surety bonds to secure our payment and performance. We agree to indemnify the issuers of these surety bonds for amounts, if any, paid by them under these agreements. In the event that any surety bonds are called for non-performance, we would be obligated to reimburse the issuer of the surety bond. In February 2025, certain surety bonds valued at $21 million were terminated. The maximum potential indemnification under our surety bond agreements as of June 30, 2025 is $11 million.
Vector Line of Credit
We are the lender under a revolving term credit facility to Vector, the borrower, in the amount of CAD $70 million. The credit facility was executed in response to the passage of Canadian regulations requiring oil and gas pipelines to demonstrate their financial ability to respond to a catastrophic event and exists for the sole purpose of satisfying these regulations. Vector may only draw upon the facility if the funds are required to respond to a catastrophic event. The maximum potential payout as of June 30, 2025 is USD $51 million. The funding of a loan under the terms of the revolving term credit facility is considered remote.
Clean Fuels Gathering Contingent Payments
A gas supply agreement at Clean Fuels Gathering requires contingent payments from DT Midstream of up to $34 million upon the completion of certain milestones, including cumulative production and income tax credits, and variable payments under a sharing mechanism that could be material. As of June 30, 2025, one milestone had been achieved related to verification of gas production volumes and $10 million was paid and recorded as a prepaid asset. The remaining unamortized prepaid asset is $1 million and $8 million in current and long-term other assets, respectively, in DT Midstream's Consolidated Statements of Financial Position as of June 30, 2025.

DT Midstream, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

Contingent Liability
In order to comply with certain state environmental regulations, we have an obligation to restore pipeline right-of-way slope failures that may arise in the ordinary course of business in the Utica and Marcellus formations. We completed evaluations of all locations, which were prioritized based on the severity and proximity of the slope failures, and used updated cost information to assess the adequacy of the estimate for the contingent liability accrual. As of both June 30, 2025 and December 31, 2024, we had accrued contingent liabilities of $3 million for future slope restoration expenditures. The accrual is included in other current liabilities and other liabilities in the Consolidated Statements of Financial Position. While restoration is ongoing, we believe the accrued amounts are sufficient to cover estimated future expenditures.
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
Inter-segment billing for goods and services exchanged between segments is based upon contracted prices of the provider. Inter-segment billings were not significant for the three and six months ended June 30, 2025 and 2024.

DT Midstream, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

Financial data for our business segments follows:

	Three Months Ended June 30, 2025
	Pipeline	Gathering	Total Reportable Segments	Eliminations	Total Consolidated
	(millions)
Revenues
Operating revenues	$176	$133	$309	$—	$309
Operating Expenses
Operation and maintenance	34	46	80	—	80
Depreciation and amortization	28	35	63	—	63
Taxes other than income	7	4	11	—	11
Other (Income) and Deductions
Interest expense	11	29	40	—	40
Earnings from equity method investees	(30)	—	(30)	—	(30)
Income tax expense	29	5	34	—	34
Less: Net Income Attributable to Noncontrolling Interests	4	—	4	—	4
Net Income Attributable to DT Midstream	$93	$14	$107	$—	$107

Capital expenditures	$20	$61	$81	$—	$81

	Three Months Ended June 30, 2024
	Pipeline	Gathering	Total Reportable Segments	Eliminations	Total Consolidated
	(millions)
Revenues
Operating revenues	$109	$135	$244	$—	$244
Operating Expenses
Operation and maintenance	15	37	52	—	52
Depreciation and amortization	19	34	53	—	53
Taxes other than income	5	4	9	—	9
Other (Income) and Deductions
Interest expense	12	27	39	—	39
Earnings from equity method investees	(39)	—	(39)	—	(39)
Other income	(2)	(1)	(3)	—	(3)
Income tax expense	24	9	33	—	33
Less: Net Income Attributable to Noncontrolling Interests	4	—	4	—	4
Net Income Attributable to DT Midstream	$71	$25	$96	$—	$96

Capital expenditures	$18	$63	$81	$—	$81

DT Midstream, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

	Six Months Ended June 30, 2025
	Pipeline	Gathering	Total Reportable Segments	Eliminations	Total Consolidated
	(millions)
Revenues
Operating revenues	$345	$267	$612	$—	$612
Operating Expenses
Operation and maintenance	66	92	158	—	158
Depreciation and amortization	56	70	126	—	126
Taxes other than income	16	9	25	—	25
Other (Income) and Deductions
Interest expense	24	56	80	—	80
Interest income	(1)	—	(1)	—	(1)
Earnings from equity method investees	(67)	—	(67)	—	(67)
Income tax expense	59	10	69	—	69
Less: Net Income Attributable to Noncontrolling Interests	7	—	7	—	7
Net Income Attributable to DT Midstream	$185	$30	$215	$—	$215

Capital expenditures	$44	$108	$152	$—	$152

	June 30, 2025
Investments in equity method investees	$1,288	$—	$1,288	$—	$1,288
Total Assets	$5,262	$4,698	$9,960	$—	$9,960

	Six Months Ended June 30, 2024
	Pipeline	Gathering	Total Reportable Segments	Eliminations	Total Consolidated
	(millions)
Revenues
Operating revenues	$216	$268	$484	$—	$484
Operating Expenses
Operation and maintenance	31	75	106	—	106
Depreciation and amortization	37	66	103	—	103
Taxes other than income	11	10	21	—	21
Other (Income) and Deductions
Interest expense	25	54	79	—	79
Interest income	(1)	—	(1)	—	(1)
Earnings from equity method investees	(85)	—	(85)	—	(85)
Other income	(2)	(1)	(3)	—	(3)
Income tax expense	48	16	64	—	64
Less: Net Income Attributable to Noncontrolling Interests	7	—	7	—	7
Net Income Attributable to DT Midstream	$145	$48	$193	$—	$193

Capital expenditures	$39	$140	$179	$—	$179

	December 31, 2024
Investments in equity method investees	$1,297	$—	$1,297	$—	$1,297
Total Assets	$5,274	$4,661	$9,935	$—	$9,935

DT Midstream, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

NOTE 12 — ACQUISITION
Midwest Pipeline Acquisition
On December 31, 2024, we closed on the Midwest Pipeline Acquisition of three FERC-regulated interstate natural gas transmission pipelines from ONEOK for a preliminary purchase price of $1.2 billion, which was subject to certain customary purchase price adjustments. Under the terms of the agreement, DT Midstream acquired 100% operating ownership in Guardian, Midwestern and Viking.
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
The preliminary allocation of the purchase price was based on estimated fair values of the assets acquired and liabilities assumed at the date of acquisition, December 31, 2024, and as such, the values assigned were and may be adjusted as additional information becomes available. During the three months ended June 30, 2025, we received a $10 million working capital adjustment in accordance with the Purchase and Sale Agreement, which reduced the preliminary purchase price by $10 million. During the three months ended June 30, 2025, we recorded other measurement period adjustments resulting in a net increase to goodwill of $5 million due to additional information received during the measurement period. The allocation of the purchase price is preliminary until the acquired entities' audited 2024 FERC financial statements are issued. Future adjustments to the purchase price allocation, if any, could result in changes to the amounts recognized in the consolidated financial statements, including potential adjustments to goodwill.
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
(Unaudited)

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
Rate Case Settlements
The FERC approval dates for the most recent FERC rate proceedings for Guardian, Midwestern and Viking were February 15, 2023, May 3, 2022 and July 31, 2024, respectively. As of June 30, 2025, there were no open FERC rate proceedings for these pipelines. The most recent approved rate proceeding for Guardian included a max tariff rate reduction of approximately 13%, effective April 1, 2025.
NOTE 14 — SUBSEQUENT EVENT
Dividend Declaration
On July 31, 2025, we announced that our Board of Directors declared a quarterly dividend of $0.82 per share of common stock. The dividend is payable to our stockholders of record as of September 15, 2025 and is expected to be paid on October 15, 2025.

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
For purposes of the following discussion, any increases or decreases refer to the comparison of the three months ended June 30, 2025 to the three months ended March 31, 2025, and the six months ended June 30, 2025 to the six months ended June 30, 2024, as applicable. The following table summarizes our consolidated financial results:

	Three Months Ended		Six Months Ended
	June 30,	March 31,	June 30,	June 30,
	2025	2025	2025	2024
	(millions, except per share amounts)
Operating revenues	$309	$303	$612	$484
Net Income Attributable to DT Midstream	107	108	215	193
Diluted Earnings per Common Share	$1.04	$1.06	$2.10	$1.97

	Three Months Ended		Six Months Ended
	June 30,	March 31,	June 30,	June 30,
	2025	2025	2025	2024
	(millions)
Net Income Attributable to DT Midstream
Pipeline	$93	$92	$185	$145
Gathering	14	16	30	48
Total	$107	$108	$215	$193
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

	Three Months Ended		Six Months Ended
	June 30,	March 31,	June 30,	June 30,
	2025	2025	2025	2024
	(millions)
Operating revenues	$176	$169	$345	$216
Operation and maintenance	34	32	66	31
Depreciation and amortization	28	28	56	37
Taxes other than income	7	9	16	11
Operating Income	107	100	207	137
Interest expense	11	13	24	25
Interest income	—	(1)	(1)	(1)
Earnings from equity method investees	(30)	(37)	(67)	(85)
Other income	—	—	—	(2)
Income tax expense	29	30	59	48
Net Income	97	95	192	152
Less: Net Income Attributable to Noncontrolling Interests	4	3	7	7
Net Income Attributable to DT Midstream	$93	$92	$185	$145

Operating revenues increased $7 million for the three months ended June 30, 2025 primarily due to new contracts on LEAP of $4 million and higher Stonewall volumes of $3 million. Operating revenues increased $129 million for the six months ended June 30, 2025 primarily due to activity from the interstate pipelines acquired in the Midwest Pipeline Acquisition, new LEAP contracts and higher long term storage revenue.
Operation and maintenance expense increased $35 million for the six months ended June 30, 2025 primarily due to activity from the interstate pipelines acquired in the Midwest Pipeline Acquisition, production-related operating expenses from the LEAP expansion and the impact of a change in segment mix on corporate overhead allocated to the Pipeline segment as a result of the Midwest Pipeline Acquisition.
Depreciation and amortization expense increased $19 million for the six months ended June 30, 2025 primarily due to the Midwest Pipeline Acquisition.
Taxes other than income increased $5 million for the six months ended June 30, 2025 primarily due to the Midwest Pipeline Acquisition.
Earnings from equity method investees decreased $7 million for the three months ended June 30, 2025 primarily due to lower seasonal short-term contract revenues of $3 million each at Millennium and Vector. Earnings from equity method investees decreased $18 million for the six months ended June 30, 2025 primarily due to higher interest expense from senior unsecured notes issued in the third quarter of 2024 of $12 million and higher property taxes, lower short-term revenue and higher maintenance expenses in 2025 at Millennium of $6 million.
Interest expense decreased $1 million for the six months ended June 30, 2025 primarily due to repayment of the Term Loan Facility during 2024, partially offset by higher interest on the 2034 Notes.
Income tax expense increased $11 million for the six months ended June 30, 2025 due to an increase in income before income taxes. See Note 7, "Income Taxes" to the Consolidated Financial Statements under Part I, Item 1. of this Form 10-Q.
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

Gathering
The Gathering segment includes gathering systems, related treatment plants and compression and surface facilities. The Clean Fuels Gathering assets and results of operations after the July 1, 2024 acquisition date are presented in our Gathering segment. Gathering results and outlook are discussed below:

	Three Months Ended		Six Months Ended
	June 30,	March 31,	June 30,	June 30,
	2025	2025	2025	2024
	(millions)
Operating revenues	$133	$134	$267	$268
Operation and maintenance	46	46	92	75
Depreciation and amortization	35	35	70	66
Taxes other than income	4	5	9	10
Operating Income	48	48	96	117
Interest expense	29	27	56	54
Other income	—	—	—	(1)
Income tax expense	5	5	10	16
Net Income Attributable to DT Midstream	$14	$16	$30	$48
Operating revenues decreased $1 million for the six months ended June 30, 2025 primarily due to lower Susquehanna Gathering volumes of $12 million and lower Appalachia Gathering volumes of $4 million, partially offset by higher firm revenue and a full six months of operations at Ohio Utica Gathering (which was placed into service in the second quarter of 2024) of $8 million, and higher Blue Union Gathering volumes of $7 million.
Operation and maintenance expense increased $17 million for the six months ended June 30, 2025 primarily due to a reduction in environmental contingent liabilities of $9 million in Q2 2024 at Appalachia Gathering, new assets placed into service and higher production-related operating expenses on Blue Union Gathering of $3 million and Clean Fuels Gathering operations of $3 million, partially offset by the impact of a change in segment mix on corporate overhead allocated to the Gathering segment.
Depreciation and amortization expense increased $4 million for the six months ended June 30, 2025 primarily due to assets placed into service at Ohio Utica Gathering, Blue Union Gathering and Clean Fuels Gathering.
Interest expense increased $2 million for the six months ended June 30, 2025 primarily due to higher interest related to the 2034 Notes, partially offset by repayment of the Term Loan Facility during 2024.
Income tax expense decreased $6 million for the six months ended June 30, 2025 primarily due to lower income before income taxes. See Note 7, "Income Taxes" to the Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.
Gathering Outlook
We believe our long-term agreements with producers and the quality of the natural gas reserves in the Marcellus/Utica and Haynesville formations position the business for future growth. We will continue to pursue economically attractive expansion opportunities that leverage our current asset footprint and strategic relationships. These growth opportunities include further expansions at Blue Union Gathering, Appalachia Gathering, Ohio Utica Gathering, and Tioga Gathering.

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

	Six Months Ended
	June 30,
	2025	2024
	(millions)
Cash and Cash Equivalents at Beginning of Period	$68	$56
Net cash and cash equivalents from operating activities	432	406
Net cash and cash equivalents used for investing activities	(124)	(143)
Net cash and cash equivalents used for financing activities	(302)	(246)
Net Increase in Cash and Cash Equivalents	6	17
Cash and Cash Equivalents at End of Period	$74	$73
For purposes of the following discussion, any increases or decreases refer to the comparison of the six months ended June 30, 2025 to the six months ended June 30, 2024.
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
Net cash and cash equivalents from operating activities increased $26 million for the six months ended June 30, 2025 primarily due to an increase in operating income after adjustment for non-cash items including depreciation and amortization expense, stock-based compensation, and amortization of operating lease right-of-use assets, partially offset by decreases in dividends received from equity method investees and decreases in net working capital changes.
Investing Activities
Cash outflows associated with our investing activities are primarily the result of plant and equipment expenditures, acquisitions, and contributions to equity method investees. Cash inflows from our investing activities are generated from proceeds from sale or collection of notes receivable, distributions received from equity method investees, and proceeds from asset sales.
Net cash and cash equivalents used for investing activities decreased $19 million for the six months ended June 30, 2025 primarily due to a decrease in cash used for plant and equipment expenditures and a purchase price adjustment for the Midwest Pipeline Acquisition, partially offset by lower distributions received from equity method investees.

Financing Activities
DT Midstream paid cash dividends on common stock of $158 million and $138 million during the six months ended June 30, 2025 and 2024, respectively. See Note 6, "Earnings Per Share and Dividends" to the Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.
Net cash and cash equivalents used for financing activities increased $56 million for the six months ended June 30, 2025 primarily due to higher net repayments of borrowings under the Revolving Credit Facility, higher dividends paid on common stock and higher payroll taxes paid related to vested stock-based compensation.
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
Our sources of liquidity include cash and cash equivalents generated from operating activities and available borrowings under our Revolving Credit Facility. As of June 30, 2025, we had $16 million of letters of credit outstanding and $25 million borrowings outstanding under our Revolving Credit Facility. We had approximately $1.0 billion of available liquidity as of June 30, 2025, consisting of cash and cash equivalents and available borrowings under our Revolving Credit Facility.
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
The Credit Agreement covering the Revolving Credit Facility includes a maximum consolidated net leverage ratio covenant that DT Midstream must maintain. An Investment Grade Event under the Credit Agreement occurred on May 16, 2025. See Note 9, "Debt" and Note 10, "Commitments and Contingencies" to the Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.
CAPITAL INVESTMENTS
Capital spending within our Company is primarily for ongoing maintenance and expansion of our existing assets, and if identified, attractive growth opportunities. We have been disciplined in our capital deployment and make growth investments that meet our criteria in terms of strategy, management skills, and identified risks and expected returns. All potential investments are analyzed for their rates of return and cash payback on a risk-adjusted basis. Our total capital expenditures, inclusive of $2 million in contributions to equity method investees, were $154 million for the six months ended June 30, 2025 primarily for expansions on Blue Union Gathering, Appalachia Gathering, Clean Fuels Gathering, Stonewall and LEAP. We anticipate total capital expenditures, inclusive of contributions to equity method investees, for the year ended December 31, 2025 of approximately $470 million to $550 million.
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
Our key customer, Expand Energy, is investment grade. We engage with other customers that are sub-investment grade. These customers are otherwise considered creditworthy or are required to make prepayments or provide security to satisfy credit concerns. We regularly monitor for bankruptcy proceedings that may impact our customers and had no bankruptcy proceedings during the six months ended June 30, 2025.
Interest Rate Risk
We are subject to interest rate risk in connection with floating rate debt borrowings under our Revolving Credit Facility. Our exposure to interest rate risk arises primarily from changes in SOFR. As of June 30, 2025, we had floating rate debt of $25 million related to borrowings outstanding under our Revolving Credit Facility, and a floating rate debt-to-total debt ratio of 1%. See Note 9, "Debt" to the Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.
We are subject to interest rate risk in connection with our goodwill impairment assessment. See "Critical Accounting Estimates" under Part II, Item 7 of the Annual Report on Form 10-K for the year ended December 31, 2024.

International Markets Risk
While the majority of our business is in the United States, we also have a minor equity method investment in Vector. Rapidly changing global trade policies, such as tariffs, may increase capital expenditures, operating costs and market uncertainty. We continue to monitor regulatory developments.
Summary of Sensitivity Analysis
A sensitivity analysis was performed on the fair values of our long-term debt obligations. The sensitivity analysis involved increasing and decreasing interest rates as of June 30, 2025 by a hypothetical 10% and calculating the resulting change in the fair values. We have no debt maturing until 2029, as described in Note 9, "Debt" to the Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q. The hypothetical losses related to long-term debt would be realized only if we transferred all of our fixed-rate long-term debt to other creditors. The results of the sensitivity analysis are as follows:

	Assuming a 10% Increase in Rates	Assuming a 10% Decrease in Rates	Change in the Fair Value of
Activity	As of June 30, 2025
	(millions)
Interest rate risk	$(88)	$92	Long-term debt
Item 4. Controls and Procedures
(a) Evaluation of disclosure controls and procedures
Management of DT Midstream carried out an evaluation, under the supervision and with the participation of DT Midstream's Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of DT Midstream's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2025, which is the end of the period covered by this report. Based on this evaluation, DT Midstream's CEO and CFO have concluded that such disclosure controls and procedures are effective in providing reasonable assurance that information required to be disclosed by DT Midstream in reports that it files or submits under the Exchange Act (i) is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms and (ii) is accumulated and communicated to DT Midstream's management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Due to the inherent limitations in the effectiveness of any disclosure controls and procedures, management cannot provide absolute assurance that the objectives of our disclosure controls and procedures will be attained.
(b) Changes in internal control over financial reporting
DT Midstream is in the process of integrating its internal controls over financial reporting with those of the entities acquired in the Midwest Pipeline Acquisition. As part of the acquisition’s transition services agreement, DT Midstream utilized the seller’s systems and processes this quarter and certain controls have been added or modified. We will continue to analyze, evaluate, and where necessary, make changes in controls and procedures related to the entities acquired in the Midwest Pipeline Acquisition. Except as noted above, there have been no changes in DT Midstream's internal control over financial reporting during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, DT Midstream's internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
For information on legal proceedings and matters related to DT Midstream, see Note 10, "Commitments and Contingencies" to the Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.
Item 1A. Risk Factors
There are various risks associated with the operations of DT Midstream's businesses. To provide a framework to understand the operating environment of DT Midstream, a brief explanation of the more significant risks associated with DT Midstream's businesses is provided in Part I, Item 1A. "Risk Factors" in DT Midstream's 2024 Annual Report on Form 10-K. There have been no material changes to our risk factors since the Form 10-K. Although DT Midstream has identified and disclosed key risk factors, others could emerge in the future.
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
Item 5. Other Information
During the three months ended June 30, 2025, none of the Company’s directors or executive officers adopted, modified or terminated a "Rule 10b5-1 trading arrangement" or any "non-Rule 10b5-1 trading arrangement," as each term is defined in item 408 of Regulation S-K.

Item 6. Exhibits

Exhibit Number	Description

(i) Exhibits incorporated by reference:

3.1	Certificate of Incorporation of DT Midstream, Inc. (incorporated by reference to Exhibit 3.1 to DT Midstream's Current Report on Form 8-K filed July 1, 2021)

3.2	Certificate of Amendment to the Certificate of Incorporation of DT Midstream, Inc. (incorporated by reference to Exhibit 3.1 to DT Midstream's Current Report on Form 8-K filed May 9, 2025)

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

4.4	First Supplemental Indenture, dated as of August 12, 2024, among DT Midstream, Inc., the Guarantors and U.S. Bank Trust Company, National Association, as Trustee and Notes Collateral Agent (incorporated by reference to Exhibit 4.4 to DT Midstream's Quarterly Report on Form 10-Q filed on October 29, 2024)

4.5	Indenture, dated as of December 6, 2024, among DT Midstream, Inc., the Guarantors and U.S. Bank Trust Company, National Association, as Trustee and Notes Collateral Agent (incorporated by reference to Exhibit 4.1 to DT Midstream's Current Report on Form 8-K filed on December 6, 2024)

4.6	First Supplemental Indenture, dated as of January 30, 2025, among DT Midstream, Inc., the Guaranteeing Subsidiaries and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.1 to DT Midstream's Annual Report on Form 10-K filed February 26, 2025)

4.7	Second Supplemental Indenture, dated as of January 30, 2025, among DT Midstream, Inc., the Guaranteeing Subsidiaries and U.S. Bank Trust Company, National Association, as trustee and Notes Collateral Agent (incorporated by reference to Exhibit 4.2 to DT Midstream's Annual Report on Form 10-K filed February 26, 2025)

4.8	First Supplemental Indenture, dated as of January 30, 2025, among DT Midstream, Inc., the Guaranteeing Subsidiaries and U.S. Bank Trust Company, National Association, as trustee and Notes Collateral Agent (incorporated by reference to Exhibit 4.3 to DT Midstream's Annual Report on Form 10-K filed February 26, 2025)

(ii) Exhibits filed herewith:

3.3	Second Amended and Restated Bylaws of DT Midstream, Inc., effective May 9, 2025

31.1	Chief Executive Officer Section 302 Form 10-Q Certification of Periodic Report

31.2	Chief Financial Officer Section 302 Form 10-Q Certification of Periodic Report

95.1	Mine Safety Disclosure

101.INS	XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

Exhibit Number	Description
101.DEF	XBRL Taxonomy Extension Definition Database

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

(iii) Exhibits furnished herewith:

32.1	Chief Executive Officer Section 906 Form 10-Q Certification of Periodic Report

32.2	Chief Financial Officer Section 906 Form 10-Q Certification of Periodic Report

Signature
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized.

Date:	July 31, 2025
DT MIDSTREAM, INC.

		By:	/S/ JEFFREY A. JEWELL
Jeffrey A. Jewell Chief Financial and Accounting Officer
(Duly Authorized Officer)