Form 10-Q
period 2025-09-30
DT Midstream, Inc.
filed 2025-10-30
CIK 1842022

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period ended September 30, 2025
Or
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒
Number of shares of common stock outstanding as of September 30, 2025:

Description	Shares
Common stock, par value $0.01	101,673,925

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

FORWARD-LOOKING STATEMENTS
Certain information presented herein includes "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the financial condition, results of operations, and businesses of DT Midstream. Words such as "believe," "expect," "expectations," "plans," "strategy," "prospects," "estimate," "project," "target," "anticipate," "will," "should," "see," "guidance," "outlook," "confident," "may," and other words of similar meaning in connection with a discussion of future operating or financial performance may signify forward-looking statements. Forward-looking statements are not guarantees of future results and conditions, but rather are subject to numerous assumptions, risks, and uncertainties that may cause actual future results to be materially different from those contemplated, projected, estimated, or budgeted. Many factors may impact forward-looking statements of DT Midstream including, but not limited to, the following:
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
•our ability to qualify for federal income tax credits;
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

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements

DT Midstream, Inc.
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
	(millions, except per share amounts)
Revenues
Operating revenues	$314	$248	$926	$732
Operating Expenses
Operation and maintenance	84	63	242	169
Depreciation and amortization	65	53	191	156
Taxes other than income	10	10	35	31
Operating Income	155	122	458	376
Other (Income) and Deductions
Interest expense	40	38	120	117
Interest income	(1)	(1)	(2)	(2)
Earnings from equity method investees	(34)	(40)	(101)	(125)
Loss from financing activities	—	4	—	4
Other income	(3)	—	(3)	(3)
Income Before Income Taxes	153	121	444	385
Income Tax Expense	35	30	104	94
Net Income	118	91	340	291
Less: Net Income Attributable to Noncontrolling Interests	3	3	10	10
Net Income Attributable to DT Midstream	$115	$88	$330	$281

Basic Earnings per Common Share
Net Income Attributable to DT Midstream	$1.14	$0.91	$3.25	$2.90

Diluted Earnings per Common Share
Net Income Attributable to DT Midstream	$1.13	$0.90	$3.22	$2.87

Weighted Average Common Shares Outstanding
Basic	101.6	97.1	101.6	97.1
Diluted	102.5	98.0	102.5	97.8

See Notes to Consolidated Financial Statements (Unaudited)

DT Midstream, Inc.
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
	(millions)
Net Income	$118	$91	$340	$291
Foreign currency translation and unrealized gain on derivatives, net of tax	—	1	1	1
Other comprehensive income	—	1	1	1
Comprehensive income	118	92	341	292
Less: Comprehensive income attributable to noncontrolling interests	3	3	10	10
Comprehensive Income Attributable to DT Midstream	$115	$89	$331	$282

See Notes to Consolidated Financial Statements (Unaudited)

DT Midstream, Inc.
Consolidated Statements of Financial Position
(Unaudited)

	September 30,	December 31,
	2025	2024
	(millions)
ASSETS
Current Assets
Cash and cash equivalents	$98	$68
Accounts receivable (net of $— allowance for expected credit loss for each period end)	175	172
Deferred property taxes	8	33
Prepaid expenses and other	41	37
	322	310
Investments
Investments in equity method investees	1,262	1,297

Property
Property, plant, and equipment	6,857	6,525
Accumulated depreciation	(1,141)	(998)
	5,716	5,527
Other Assets
Goodwill	781	776
Long-term notes receivable — related party	4	4
Operating lease right-of-use assets	50	49
Intangible assets, net	1,877	1,921
Other	49	51
	2,761	2,801
Total Assets	$10,061	$9,935

See Notes to Consolidated Financial Statements (Unaudited)

DT Midstream, Inc.
Consolidated Statements of Financial Position
(Unaudited)

	September 30,	December 31,
	2025	2024
	(millions, except shares)
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$96	$77
Short-term borrowings	—	150
Operating lease liabilities	17	16
Dividends payable	83	75
Interest payable	49	12
Property taxes payable	30	42
Accrued compensation	19	19
Contract liabilities	22	18
Other	33	17
	349	426

Long-Term Debt, net	3,322	3,319

Other Liabilities
Deferred income taxes	1,234	1,129
Operating lease liabilities	36	36
Contract liabilities	157	135
Regulatory liabilities	90	90
Other	29	34
	1,546	1,424
Total Liabilities	5,217	5,169

Commitments and Contingencies (Note 10)

Stockholders' Equity
Preferred stock ($0.01 par value, 50,000,000 shares authorized, and no shares issued or outstanding as of September 30, 2025 and December 31, 2024)	—	—
Common stock ($0.01 par value, 550,000,000 shares authorized, and 101,673,925 and 101,324,894 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively)	1	1
Additional paid-in capital	3,907	3,911
Retained earnings	801	723
Accumulated other comprehensive loss	(7)	(8)
Total DT Midstream Equity	4,702	4,627
Noncontrolling interests	142	139
Total Equity	4,844	4,766
Total Liabilities and Equity	$10,061	$9,935

See Notes to Consolidated Financial Statements (Unaudited)

DT Midstream, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	September 30,
	2025	2024
	(millions)
Operating Activities
Net Income	$340	$291
Adjustments to reconcile Net Income to Net cash and cash equivalents from operating activities:
Depreciation and amortization	191	156
Stock-based compensation	19	17
Amortization of operating lease right-of-use assets	13	13
Deferred income taxes	99	78
Earnings from equity method investees	(101)	(125)
Dividends from equity method investees	105	123
Loss from financing activities	—	4
Changes in assets and liabilities:
Accounts receivable, net	(13)	16
Accounts payable	(15)	6
Interest payable	37	28
Contract liabilities	23	16
Other current and noncurrent assets and liabilities	8	(12)
Net cash and cash equivalents from operating activities	706	611
Investing Activities
Plant and equipment expenditures	(295)	(260)
Acquisition accounted for as a business combination (purchase price adjustment)	10	—
Distributions from equity method investees	34	467
Contributions to equity method investees	(3)	(4)
Net cash and cash equivalents from (used for) investing activities	(254)	203
Financing Activities
Repayment of long-term debt	—	(399)
Borrowings under the Revolving Credit Facility	235	195
Repayment of borrowings under the Revolving Credit Facility	(385)	(360)
Distributions to noncontrolling interests	(14)	(14)
Contributions from noncontrolling interests	7	1
Dividends paid on common stock	(241)	(209)
Other financing activities	(24)	(7)
Net cash and cash equivalents used for financing activities	(422)	(793)
Net Increase in Cash and Cash Equivalents	30	21
Cash and Cash Equivalents at Beginning of Period	68	56
Cash and Cash Equivalents at End of Period	$98	$77

Supplemental disclosure of cash information
Cash paid for:
Interest, net of interest capitalized	$75	$80
Income taxes, net of refunds received	3	7
Supplemental disclosure of non-cash investing and financing activities
Plant and equipment expenditures in accounts payable and other accrued liabilities	$83	$47

See Notes to Consolidated Financial Statements (Unaudited)

DT Midstream, Inc.
Consolidated Statements of Changes in Stockholders' Equity
(Unaudited)

			Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests
	Common Stock
	Shares	Amount					Total
	(dollars in millions, shares in thousands)
Balance, December 31, 2024	101,325	$1	$3,911	$723	$(8)	$139	$4,766
Net Income	—	—	—	108	—	3	111
Dividends declared on common stock ($0.820 per common share)	—	—	—	(83)	—	—	(83)
Contributions from noncontrolling interests	—	—	—	—	—	2	2
Distributions to noncontrolling interests	—	—	—	—	—	(4)	(4)
Stock-based compensation	266	—	(10)	(1)	—	—	(11)
Other comprehensive income, net of tax	—	—	—	—	1	—	1
Balance, March 31, 2025	101,591	$1	$3,901	$747	$(7)	$140	$4,782
Net Income	—	—	—	107	—	4	111
Dividends declared on common stock ($0.820 per common share)	—	—	—	(83)	—	—	(83)
Contributions from noncontrolling interests	—	—	—	—	—	3	3
Distributions to noncontrolling interests	—	—	—	—	—	(5)	(5)
Stock-based compensation	2	—	8	(1)	—	—	7
Balance, June 30, 2025	101,593	$1	$3,909	$770	$(7)	$142	$4,815
Net Income	—	—	—	115	—	3	118
Dividends declared on common stock ($0.820 per common share)	—	—	—	(83)	—	—	(83)
Contributions from noncontrolling interests	—	—	—	—	—	2	2
Distributions to noncontrolling interests	—	—	—	—	—	(5)	(5)
Stock-based compensation	81	—	(2)	(1)	—	—	(3)
Balance, September 30, 2025	101,674	$1	$3,907	$801	$(7)	$142	$4,844

DT Midstream, Inc.
Consolidated Statements of Changes in Stockholders' Equity
(Unaudited)

			Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests
	Common Stock
	Shares	Amount					Total
	(dollars in millions, shares in thousands)
Balance, December 31, 2023	96,971	$1	$3,485	$661	$(8)	$141	$4,280
Net Income	—	—	—	97	—	3	100
Dividends declared on common stock ($0.735 per common share)	—	—	—	(71)	—	—	(71)
Distributions to noncontrolling interests	—	—	—	—	—	(4)	(4)
Stock-based compensation	138	—	2	(1)	—	—	1
Balance, March 31, 2024	97,109	$1	$3,487	$686	$(8)	$140	$4,306
Net Income	—	—	—	96	—	4	100
Dividends declared on common stock ($0.735 per common share)	—	—	—	(71)	—	—	(71)
Contributions from noncontrolling interests	—	—	—	—	—	1	1
Distributions to noncontrolling interests	—	—	—	—	—	(5)	(5)
Stock-based compensation	3	—	7	(1)	—	—	6
Balance, June 30, 2024	97,112	$1	$3,494	$710	$(8)	$140	$4,337
Net Income	—	—	—	88	—	3	91
Dividends declared on common stock ($0.735 per common share)	—	—	—	(71)	—	—	(71)
Distributions to noncontrolling interests	—	—	—	—	—	(5)	(5)
Stock-based compensation	44	—	4	(1)	—	—	3
Other comprehensive income, net of tax	—	—	—	—	1	—	1
Balance, September 30, 2024	97,156	$1	$3,498	$726	$(7)	$138	$4,356

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
In our opinion, the accompanying unaudited Consolidated Financial Statements include all adjustments, consisting of normal recurring adjustments, necessary to present a fair statement of our financial position as of September 30, 2025, results of operations for the three and nine months ended September 30, 2025 and 2024, and cash flows for the nine months ended September 30, 2025 and 2024. The Consolidated Statement of Financial Position as of December 31, 2024 was derived from audited annual financial statements but does not include all disclosures required by GAAP. Financial results for this interim period are not necessarily indicative of results that may be expected for any other interim period or for the year ending December 31, 2025. The Consolidated Financial Statements should be read in conjunction with DT Midstream's Consolidated Financial Statements and Notes to Consolidated Financial Statements included in DT Midstream's 2024 Annual Report on Form 10-K.
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

DT Midstream, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

The following table summarizes the major line items in the Consolidated Statements of Financial Position for consolidated VIEs as of September 30, 2025 and December 31, 2024. All assets and liabilities of a consolidated VIE are included in the table when it has been determined that a consolidated VIE has either (1) assets that can be used only to settle obligations of the VIE or (2) liabilities for which creditors do not have recourse to the general credit of the primary beneficiary. The assets and liabilities of consolidated VIEs that meet the definition of a business and whose assets can be used for purposes other than the settlement of the VIEs' obligations have been excluded from the table below.

	September 30,	December 31,
	2025	2024
	(millions)
ASSETS (a)
Cash	$34	$17
Accounts receivable	9	11
Other current assets	—	2
Intangible assets, net	457	468
Property, plant and equipment, net	427	391
Goodwill	25	25
	$952	$914

LIABILITIES (a)
Accounts payable and other current liabilities	$19	$5
Other noncurrent liabilities	3	3
	$22	$8
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
Our equity method investments are periodically evaluated for certain factors that may be indicative of other-than-temporary impairment. As of September 30, 2025 and December 31, 2024, our carrying amounts of investments in equity method investees exceeded our share of the underlying equity in the net assets of the investees by $324 million and $336 million, respectively. The difference will be amortized over the life of the underlying assets. As of both September 30, 2025 and December 31, 2024, our consolidated retained earnings balance did not have undistributed earnings from equity method investments. We use the cumulative earnings approach to classify proceeds received from equity method investees as dividends or distributions on the Consolidated Statements of Cash Flows.

DT Midstream, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

Earnings from equity method investees include:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
			(millions)
NEXUS	$18	$16	$48	$47
Vector	7	9	28	29
Millennium	9	15	25	49
Total earnings from equity method investees	$34	$40	$101	$125
Equity method investees are described below:

	Investments As of		% Owned As of
	September 30,	December 31,	September 30,	December 31,
Equity Method Investee	2025	2024	2025	2024
	(millions)
NEXUS	$875	$880	50%	50%
Vector	133	134	40%	40%
Millennium	254	283	52.5%	52.5%
Total investments in equity method investees	$1,262	$1,297
The following table presents summarized financial information of our non-consolidated equity method investees. The amounts included below represent 100% of the results of continuing operations of such entities, including the portion owned by other parties.
Summarized income statement data is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
	(millions)
Operating revenues	$202	$201	$612	$613
Operating expenses	97	95	295	283
Net Income	$78	$86	$234	$280
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
We regularly monitor the credit quality of our financing receivables by reviewing counterparty credit quality indicators and monitoring for triggering events, such as a credit rating downgrade or bankruptcy. We have three internal grades of credit quality, with internal grade 1 as the lowest risk and internal grade 3 as the highest risk. The related credit quality indicators and risk ratings utilized to develop the internal grades have been updated through September 30, 2025. As of September 30, 2025, the notes receivable — related party of $4 million, which originated prior to 2021, were classified as internal grade 1. There are no notes receivable on nonaccrual status and no past due financing receivables as of September 30, 2025.

DT Midstream, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

For trade accounts receivable, the customer allowance for expected credit loss is calculated based on specific review of future collections based on receivable balances generally in excess of 30 days. Existing and future economic conditions, historical loss rates, customer trends and other relevant factors that may affect our ability to collect are also considered. Receivables are written off on a specific identification basis and determined based on the particular circumstances of the associated receivable. Uncollectible expense (recovery) was zero for each of the three and nine months ended September 30, 2025 and 2024.
Our collections on accounts receivable from customers are current, and no material rate of historical loss was noted, which resulted in no allowance for expected credit loss as of September 30, 2025 or December 31, 2024. Any balance would be shown as a deduction from the respective financing receivable's balance in the Consolidated Statements of Financial Position.
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
Regulated assets are accounted for under ASC 980, which in some cases requires that the cost of regulated property retired or sold, plus removal costs, less salvage, be charged to accumulated depreciation. For regulated assets, depreciation studies to assess the estimated useful lives of the assets are typically conducted as part of rate proceedings or tariff filings. Changes in economic lives, if applicable, are implemented prospectively as of the approved effective date. Our regulated properties are depreciated using the straight-line method based on composite depreciation rates applied to functional groups of properties with similar economic lives.
Depreciation and Amortization
Depreciation, depletion, and amortization is related to property, plant and equipment and other intangible assets, net, used in our pipeline and gathering businesses.
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
NOTE 3 — NEW ACCOUNTING PRONOUNCEMENTS
Recently Issued Pronouncements
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The amendments improve transparency of income tax disclosure requirements, primarily through enhanced disclosures of rate reconciliation and income taxes paid. The amendments are effective for annual reporting periods beginning after December 15, 2024. As required, the Company will adopt ASU 2023-09 in its Form 10-K for the year ending December 31, 2025. The adoption of this standard is not expected to have a significant impact on our Consolidated Financial Statements.
In November 2024, the FASB issued ASU No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. The amendments require enhanced disclosures of specified costs and expenses included in significant expense captions in the income statement, including purchases of inventory, employee compensation, depreciation, amortization, and other key amounts. The FASB subsequently issued ASU No. 2025-01 in January 2025 to clarify the effective date of ASU No. 2024-03. The amendments are effective for annual reporting periods beginning after December 15, 2026 and interim reporting periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the impact of this standard's adoption on our Consolidated Financial Statements.
In September 2025, the FASB issued ASU No. 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. The amendments modernize the guidance by replacing the stage-based capitalization model with a “probable-to-complete” threshold, aligning impairment testing with the long-lived asset model under ASC 360, and requiring enhanced disclosures for significant internal-use software projects. The amendments are effective for annual reporting periods beginning after December 15, 2027, and interim reporting periods within those annual periods. Early adoption is permitted. The Company is currently evaluating the impact of this standard's adoption on our Consolidated Financial Statements.
In September 2025, the FASB issued ASU No. 2025-07, Derivatives and Hedging (Topic 815) and Revenue from Contracts with Customers (Topic 606): Derivatives Scope Refinements and Scope Clarification for Share-Based Noncash Consideration from a Customer in a Revenue Contract. The amendments provide a scope exception from derivative accounting for certain non-exchange traded contracts with underlyings based on operations or activities specific to one of the parties to the contract and clarify the application of revenue recognition guidance when entities receive share-based noncash consideration from customers in exchange for goods or services. The amendments are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods within those annual reporting periods. Early adoption is permitted. The Company is currently evaluating the impact of this standard's adoption on our Consolidated Financial Statements, however, the adoption of this standard is not expected to have a significant impact on our Consolidated Financial Statements.

DT Midstream, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

NOTE 4 — REVENUE
Disaggregation of Revenue
The following is a summary of revenues disaggregated by segment:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
	(millions)
Pipeline (a)	$169	$112	$514	$328
Gathering	145	136	412	404
Total operating revenues	$314	$248	$926	$732
__________________________________
(a) Includes income outside the scope of ASC 606 primarily related to contracts accounted for as leases of $18 million and $2 million for the three months ended September 30, 2025 and 2024, respectively, and $60 million and $6 million for the nine months ended September 30, 2025 and 2024, respectively. The lease income increased for the nine months ended September 30, 2025 from the operating lease obtained as part of the Midwest Pipeline Acquisition.
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
Contract Liabilities
The following is a summary of contract liability activity:

2025
(millions)
Balance as of January 1	$153
Increases due to cash received or receivable, excluding amounts recognized as revenue during the period	55
Revenue recognized that was included in the balance at the beginning of the period	(29)
Balance as of September 30	$179

DT Midstream, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

Contract liabilities generally represent amounts paid by or receivable from customers for which the associated performance obligation has not yet been satisfied. Contract liabilities associated with these services are recognized into revenue upon delivery of the service to the customer.
The following table presents contract liability amounts as of September 30, 2025 that are expected to be recognized as revenue in future periods:

(millions)
Remainder of 2025	$6
2026	22
2027	23
2028	21
2029	21
2030 and thereafter	86
Total	$179
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
The following table presents revenue amounts related to fixed consideration associated with unsatisfied performance obligations as of September 30, 2025 that are expected to be recognized as revenue in future periods:

(millions)
Remainder of 2025	$71
2026	265
2027	260
2028	210
2029	174
2030 and thereafter	375
Total	$1,355
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
As of September 30, 2025 and December 31, 2024, we had capitalized costs to obtain or fulfill a contract of $17 million and $18 million, respectively, which are included in other current assets and other noncurrent assets in the accompanying Consolidated Statements of Financial Position. During the three and nine months ended September 30, 2025 and 2024, we recognized less than $1 million of amortization expense related to such capitalized costs.

DT Midstream, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

NOTE 5 — GOODWILL
We have goodwill that resulted from business combinations. The carrying value of goodwill is evaluated for impairment on an annual basis or whenever events or circumstances indicate that the value of goodwill may be impaired. We performed our prior year annual impairment test as of October 1, 2024 and determined that the estimated fair value of each reporting unit exceeded its carrying value, and no impairment existed. We recognized a net increase of $5 million to goodwill during the three and six months ended June 30, 2025 as part of a Midwest Pipeline Acquisition measurement period adjustment in the Pipeline reporting unit. See Note 12, "Acquisition" to the Consolidated Financial Statements. No other additions, impairments or changes occurred during the three and nine months ended September 30, 2025.
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
The following is a reconciliation of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
	(millions, except per share amounts)
Basic and Diluted Earnings per Common Share
Net Income Attributable to DT Midstream	$115	$88	$330	$281
Average number of common shares outstanding — basic	101.6	97.1	101.6	97.1

Incremental shares attributable to:
Average dilutive restricted stock units and performance share awards	0.9	0.9	0.9	0.7
Average number of common shares outstanding — diluted	102.5	98.0	102.5	97.8

Basic Earnings per Common Share	$1.14	$0.91	$3.25	$2.90
Diluted Earnings per Common Share	$1.13	$0.90	$3.22	$2.87

DT Midstream, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

We declared the following cash dividends:

Dividends Declared	Dividend Amount		Dividend Payment Date
(quarter ended)	(per-share)	(millions)
2024
March 31	$0.735	$71	April 2024
June 30	$0.735	$71	July 2024
September 30	$0.735	$71	October 2024
December 31	$0.735	$75	January 2025
2025
March 31	$0.820	$83	April 2025
June 30	$0.820	$83	July 2025
September 30	$0.820	$83	October 2025
NOTE 7 — INCOME TAXES
Effective Tax Rates
We record income taxes during the interim period using an estimated annual effective tax rate and recognize specific events discretely as they occur.
The interim period effective tax rates of DT Midstream were 23% for both the three and nine months ended September 30, 2025 and 24% for both the three and nine months ended September 30, 2024.
The difference between the interim period effective tax rates and federal statutory rate of 21% is primarily driven by state income taxes.
One Big Beautiful Bill Act
On July 4, 2025, the OBBBA was signed into law in the U.S., which contains a broad range of tax reform provisions that amend, eliminate and extend tax rules under the Inflation Reduction Act. Impacts to the Company of the OBBBA include permanent reinstatement of bonus depreciation on qualified property and modifications to the calculation for excess business interest expense limitation to the current tax estimate. The impact will defer the payment of a portion of our current federal tax for multiple years, but because our tax provision is based on both current and deferred tax, the impact to our income statement is not material. The impact of tax law changes on the Company’s financial statements could differ from its estimates due to further analysis of the new tax law, regulatory guidance or other considerations.
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

DT Midstream, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

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
Fair Value of Financial Instruments
The following table presents the carrying amount and fair value of financial instruments:

	September 30, 2025				December 31, 2024
	Carrying	Fair Value			Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3	Amount	Level 1	Level 2	Level 3
	(millions)
Cash equivalents (a)	$39	$—	$39	$—	$—	$—	$—	$—
Long-term notes receivable — related party	4	—	—	4	4	—	—	4
Short-term borrowings (a)	—	—	—	—	150	—	150	—
Long-term debt (b)	$3,322	$—	$3,280	$—	$3,319	$—	$3,136	$—
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

DT Midstream, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

NOTE 9 — DEBT
Long-Term Debt
The following is a summary of long-term debt:

			Maturity	September 30,	December 31,
Title	Type	Interest Rate	Date	2025	2024
				(millions)
2029 Notes	Senior Notes (a)	4.125%	2029	$1,100	$1,100
2031 Notes	Senior Notes (a)	4.375%	2031	1,000	1,000
2032 Notes	Senior Notes (b), (c)	4.300%	2032	600	600
2034 Notes	Senior Notes (a), (c)	5.800%	2034	650	650
Long-term debt principal				3,350	3,350
Unamortized debt discount				(1)	(1)
Unamortized debt issuance costs				(27)	(30)
Long-term debt, net				$3,322	$3,319
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
Short-Term Credit Arrangements and Borrowings
The following table presents the availability under the Revolving Credit Facility:

September 30,
2025
(millions)
Total availability
Revolving Credit Facility, expiring December 2029 (a)	$1,000
Amounts outstanding
Revolving Credit Facility borrowings	—
Letters of credit	17
17
Net availability	$983
______________________________
(a) The collateral was released on May 16, 2025 following an Investment Grade Event under the Credit Agreement. To the extent the collateral is reinstated under either of the 2032 Notes or the 2034 Notes, the collateral would also be reinstated under the Credit Agreement.
Borrowings under the Revolving Credit Facility, if any, are used for general corporate purposes, acquisitions, and letter of credit issuances to support our operations and liquidity. Revolving Credit Facility issuance and amendment costs, net of amortization, of $6 million and $7 million as of September 30, 2025 and December 31, 2024, respectively, are included in other noncurrent assets in our Consolidated Statements of Financial Position and are being amortized over the remaining term of the Revolving Credit Facility.
On May 16, 2025, an Investment Grade Event occurred under our Credit Agreement which, among other changes, automatically released the guarantees and collateral supporting our obligations under the Credit Agreement.
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

DT Midstream, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

From and after the occurrence of the Investment Grade Event, the Credit Facility requires maintenance of (i) only the maximum consolidated net leverage ratio. The maximum consolidated net leverage ratio is set at 5 to 1 (except, that the Company may elect to temporarily step up the maximum consolidated net leverage ratio to 5.5 to 1 for a period of up to three fiscal quarters after the consummation of an acquisition or investment involving consideration exceeding $50 million). The consolidated net leverage ratio means the ratio of net debt determined in accordance with GAAP to annual consolidated EBITDA, as defined in the Credit Agreement. The Credit Agreement definition of annual consolidated EBITDA excludes EBITDA from equity method investees, but includes dividends and distributions from equity method investees. As of September 30, 2025, the consolidated net leverage ratio was 3.0 to 1 and we were in compliance with the financial covenant.
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
Guarantees
In certain limited circumstances, we enter into contractual guarantees. We may guarantee another entity's obligation in the event it fails to perform and may provide guarantees in certain indemnification agreements. We did not have any guarantees of other parties' obligations as of September 30, 2025.
Surety Bonds
In certain limited circumstances, we enter into contracts that require us to obtain external surety bonds to secure our payment and performance. We agree to indemnify the issuers of these surety bonds for amounts, if any, paid by them under these agreements. In the event that any surety bonds are called for non-performance, we would be obligated to reimburse the issuer of the surety bond. In February 2025, certain surety bonds valued at $21 million were terminated. The maximum potential indemnification under our surety bond agreements as of September 30, 2025 is $11 million.
Vector Line of Credit
We are the lender under a revolving term credit facility to Vector, the borrower, in the amount of CAD $70 million. The credit facility was executed in response to the passage of Canadian regulations requiring oil and gas pipelines to demonstrate their financial ability to respond to a catastrophic event and exists for the sole purpose of satisfying these regulations. Vector may only draw upon the facility if the funds are required to respond to a catastrophic event. The maximum potential payout as of September 30, 2025 is USD $50 million. The funding of a loan under the terms of the revolving term credit facility is considered remote.
Clean Fuels Gathering Contingent Payments
A gas supply agreement at Clean Fuels Gathering requires contingent payments from DT Midstream of up to $34 million upon the completion of certain milestones, including cumulative production and income tax credits, and variable payments under a sharing mechanism. As of September 30, 2025, one milestone had been achieved related to verification of gas production volumes and $10 million was paid and recorded as a prepaid asset. The remaining unamortized prepaid asset is $1 million and $8 million in current and long-term other assets, respectively, in DT Midstream's Consolidated Statements of Financial Position as of September 30, 2025.

DT Midstream, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

Contingent Liability
In order to comply with certain state environmental regulations, we have an obligation to restore pipeline right-of-way slope failures that may arise in the ordinary course of business in the Utica and Marcellus formations. We completed evaluations of all locations, which were prioritized based on the severity and proximity of the slope failures, and used updated cost information to assess the adequacy of the estimate for the contingent liability accrual. As of September 30, 2025 and December 31, 2024, we had accrued contingent liabilities of $2 million and $3 million, respectively, for future slope restoration expenditures. The accrual is included in other current liabilities and other liabilities in the Consolidated Statements of Financial Position. While restoration is ongoing, we believe the accrued amounts are sufficient to cover estimated future expenditures.
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
Inter-segment billing for goods and services exchanged between segments is based upon contracted prices of the provider. Inter-segment billings were not significant for the three and nine months ended September 30, 2025 and 2024.
Financial data for our business segments follows:

	Three Months Ended September 30, 2025
	Pipeline	Gathering	Total Reportable Segments	Eliminations	Total Consolidated
	(millions)
Revenues
Operating revenues	$169	$145	$314	$—	$314
Operating Expenses
Operation and maintenance	32	52	84	—	84
Depreciation and amortization	27	38	65	—	65
Taxes other than income	7	3	10	—	10
Other (Income) and Deductions
Interest expense	14	26	40	—	40
Interest income	—	(1)	(1)	—	(1)
Earnings from equity method investees	(34)	—	(34)	—	(34)
Other income	—	(3)	(3)	—	(3)
Income tax expense	28	7	35	—	35
Less: Net Income Attributable to Noncontrolling Interests	3	—	3	—	3
Net Income Attributable to DT Midstream	$92	$23	$115	$—	$115

Capital expenditures	$63	$80	$143	$—	$143

DT Midstream, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

	Three Months Ended September 30, 2024
	Pipeline	Gathering	Total Reportable Segments	Eliminations	Total Consolidated
	(millions)
Revenues
Operating revenues	$112	$136	$248	$—	$248
Operating Expenses
Operation and maintenance	17	46	63	—	63
Depreciation and amortization	18	35	53	—	53
Taxes other than income	5	5	10	—	10
Other (Income) and Deductions
Interest expense	12	26	38	—	38
Interest income	—	(1)	(1)	—	(1)
Earnings from equity method investees	(40)	—	(40)	—	(40)
Loss from financing activities	2	2	4	—	4
Income tax expense	24	6	30	—	30
Less: Net Income Attributable to Noncontrolling Interests	3	—	3	—	3
Net Income Attributable to DT Midstream	$71	$17	$88	$—	$88

Capital expenditures	$14	$67	$81	$—	$81

	Nine Months Ended September 30, 2025
	Pipeline	Gathering	Total Reportable Segments	Eliminations	Total Consolidated
	(millions)
Revenues
Operating revenues	$514	$412	$926	$—	$926
Operating Expenses
Operation and maintenance	98	144	242	—	242
Depreciation and amortization	83	108	191	—	191
Taxes other than income	23	12	35	—	35
Other (Income) and Deductions
Interest expense	38	82	120	—	120
Interest income	(1)	(1)	(2)	—	(2)
Earnings from equity method investees	(101)	—	(101)	—	(101)
Other income	—	(3)	(3)	—	(3)
Income tax expense	87	17	104	—	104
Less: Net Income Attributable to Noncontrolling Interests	10	—	10	—	10
Net Income Attributable to DT Midstream	$277	$53	$330	$—	$330

Capital expenditures	$107	$188	$295	$—	$295

	September 30, 2025
Investments in equity method investees	$1,262	$—	$1,262	$—	$1,262
Total Assets	$5,299	$4,762	$10,061	$—	$10,061

DT Midstream, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

	Nine Months Ended September 30, 2024
	Pipeline	Gathering	Total Reportable Segments	Eliminations	Total Consolidated
	(millions)
Revenues
Operating revenues	$328	$404	$732	$—	$732
Operating Expenses
Operation and maintenance	48	121	169	—	169
Depreciation and amortization	55	101	156	—	156
Taxes other than income	16	15	31	—	31
Other (Income) and Deductions
Interest expense	37	80	117	—	117
Interest income	(1)	(1)	(2)	—	(2)
Earnings from equity method investees	(125)	—	(125)	—	(125)
Loss from financing activities	2	2	4	—	4
Other income	(2)	(1)	(3)	—	(3)
Income tax expense	72	22	94	—	94
Less: Net Income Attributable to Noncontrolling Interests	10	—	10	—	10
Net Income Attributable to DT Midstream	$216	$65	$281	$—	$281

Capital expenditures	$53	$207	$260	$—	$260

	December 31, 2024
Investments in equity method investees	$1,297	$—	$1,297	$—	$1,297
Total Assets	$5,274	$4,661	$9,935	$—	$9,935
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
The preliminary allocation of the purchase price was based on estimated fair values of the assets acquired and liabilities assumed at the date of acquisition, December 31, 2024, and as such, the values assigned were subject to adjustment as additional information became available. During the three months ended June 30, 2025, we received a $10 million working capital adjustment in accordance with the Purchase and Sale Agreement, which reduced the preliminary purchase price by $10 million. During the three months ended June 30, 2025, we recorded other measurement period adjustments resulting in a net increase to goodwill of $5 million due to additional information received during the measurement period. The allocation of the purchase price was finalized during the three months ended September 30, 2025, following the issuance of the acquired entities’ audited 2024 FERC financial statements. No further measurement period adjustments were made.

DT Midstream, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

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
Rate Case Settlements
The FERC approval dates for the most recent FERC rate proceedings for Guardian, Midwestern and Viking were February 15, 2023, May 3, 2022 and July 31, 2024, respectively. As of September 30, 2025, there were no open FERC rate proceedings for these pipelines. The most recent approved rate proceeding for Guardian included a max tariff rate reduction of approximately 13%, effective April 1, 2025.
NOTE 14 — SUBSEQUENT EVENT
Dividend Declaration
On October 30, 2025, we announced that our Board of Directors declared a quarterly dividend of $0.82 per share of common stock. The dividend is payable to our stockholders of record as of December 15, 2025 and is expected to be paid on January 15, 2026.

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
For purposes of the following discussion, any increases or decreases refer to the comparison of the three months ended September 30, 2025 to the three months ended June 30, 2025, and the nine months ended September 30, 2025 to the nine months ended September 30, 2024, as applicable. The following table summarizes our consolidated financial results:

	Three Months Ended		Nine Months Ended
	September 30,	June 30,	September 30,	September 30,
	2025	2025	2025	2024
	(millions, except per share amounts)
Operating revenues	$314	$309	$926	$732
Net Income Attributable to DT Midstream	115	107	330	281
Diluted Earnings per Common Share	$1.13	$1.04	$3.22	$2.87

	Three Months Ended		Nine Months Ended
	September 30,	June 30,	September 30,	September 30,
	2025	2025	2025	2024
	(millions)
Net Income Attributable to DT Midstream
Pipeline	$92	$93	$277	$216
Gathering	23	14	53	65
Total	$115	$107	$330	$281
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

	Three Months Ended		Nine Months Ended
	September 30,	June 30,	September 30,	September 30,
	2025	2025	2025	2024
	(millions)
Operating revenues	$169	$176	$514	$328
Operation and maintenance	32	34	98	48
Depreciation and amortization	27	28	83	55
Taxes other than income	7	7	23	16
Operating Income	103	107	310	209
Interest expense	14	11	38	37
Interest income	—	—	(1)	(1)
Earnings from equity method investees	(34)	(30)	(101)	(125)
Loss from financing activities	—	—	—	2
Other income	—	—	—	(2)
Income tax expense	28	29	87	72
Net Income	95	97	287	226
Less: Net Income Attributable to Noncontrolling Interests	3	4	10	10
Net Income Attributable to DT Midstream	$92	$93	$277	$216

Operating revenues decreased $7 million for the three months ended September 30, 2025 primarily due to lower volumes on Stonewall of $4 million and lower LEAP short-term contract revenues of $1 million. Operating revenues increased $186 million for the nine months ended September 30, 2025 primarily due to activity from the interstate pipelines acquired in the Midwest Pipeline Acquisition of $159 million, new LEAP contracts of $25 million and higher long-term storage revenue at Washington 10 Storage Complex of $7 million, partially offset by lower Bluestone revenue of $6 million.
Operation and maintenance expense increased $50 million for the nine months ended September 30, 2025 primarily due to effects from the Midwest Pipeline Acquisition, including increases in direct operations, increases in corporate overhead and the acquisition's impact on corporate overhead segment mix of $46 million, as well as production-related operating expenses from the LEAP expansion of $8 million.
Depreciation and amortization expense increased $28 million for the nine months ended September 30, 2025 primarily due to the Midwest Pipeline Acquisition.
Taxes other than income increased $7 million for the nine months ended September 30, 2025 primarily due to the Midwest Pipeline Acquisition.
Earnings from equity method investees increased $4 million for the three months ended September 30, 2025 primarily due to higher seasonal short-term contract revenues of $2 million at Nexus and timing of maintenance projects at Millennium of $2 million. Earnings from equity method investees decreased $24 million for the nine months ended September 30, 2025 primarily due to higher interest expense from senior unsecured notes issued in the three months ended September 30, 2024 of $17 million and higher property taxes, lower short-term revenue and higher maintenance expenses in 2025 at Millennium of $7 million.
Income tax expense increased $15 million for the nine months ended September 30, 2025 due to an increase in income before income taxes. See Note 7, "Income Taxes" to the Consolidated Financial Statements under Part I, Item 1. of this Form 10-Q.
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

Gathering
The Gathering segment includes gathering systems, related treatment plants and compression and surface facilities. The Clean Fuels Gathering assets and results of operations after the July 1, 2024 acquisition date are presented in our Gathering segment. Gathering results and outlook are discussed below:

	Three Months Ended		Nine Months Ended
	September 30,	June 30,	September 30,	September 30,
	2025	2025	2025	2024
	(millions)
Operating revenues	$145	$133	$412	$404
Operation and maintenance	52	46	144	121
Depreciation and amortization	38	35	108	101
Taxes other than income	3	4	12	15
Operating Income	52	48	148	167
Interest expense	26	29	82	80
Interest income	(1)	—	(1)	(1)
Loss from financing activities	—	—	—	2
Other income	(3)	—	(3)	(1)
Income tax expense	7	5	17	22
Net Income Attributable to DT Midstream	$23	$14	$53	$65
Operating revenues increased $12 million for the three months ended September 30, 2025 primarily due to higher Blue Union Gathering volumes. Operating revenues increased $8 million for the nine months ended September 30, 2025 primarily due to higher Blue Union Gathering volumes of $22 million and operations at Ohio Utica Gathering of $12 million, partially offset by lower volumes at Susquehanna Gathering of $18 million and Appalachia Gathering of $6 million.
Operation and maintenance expense increased $6 million for the three months ended September 30, 2025 primarily due to higher production-related expenses at Blue Union Gathering of $4 million and higher operating expenses at Appalachia Gathering of $2 million. Operation and maintenance expense increased $23 million for the nine months ended September 30, 2025 primarily due to new assets placed into service and higher production-related operating expenses at Blue Union Gathering of $12 million, a reduction in environmental contingent liabilities of $9 million in the three months ended June 30, 2024 at Appalachia Gathering, and Clean Fuels Gathering operations of $3 million, partially offset by the Midwest Pipeline Acquisition's impact on corporate overhead segment mix.
Depreciation and amortization expense increased $7 million for the nine months ended September 30, 2025 primarily due to assets placed in service at Blue Union Gathering, Ohio Utica Gathering and Clean Fuels Gathering.
Other income increased $3 million for the three months ended September 30, 2025 primarily due to right-of-way income at Blue Union Gathering.
Income tax expense decreased $5 million for the nine months ended September 30, 2025 primarily due to a decrease in income before income taxes. See Note 7, "Income Taxes" to the Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.
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

	Nine Months Ended
	September 30,
	2025	2024
	(millions)
Cash and Cash Equivalents at Beginning of Period	$68	$56
Net cash and cash equivalents from operating activities	706	611
Net cash and cash equivalents from (used for) investing activities	(254)	203
Net cash and cash equivalents used for financing activities	(422)	(793)
Net Increase in Cash and Cash Equivalents	30	21
Cash and Cash Equivalents at End of Period	$98	$77
For purposes of the following discussion, any increases or decreases refer to the comparison of the nine months ended September 30, 2025 to the nine months ended September 30, 2024.
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
Net cash and cash equivalents from operating activities increased $95 million for the nine months ended September 30, 2025 primarily due to an increase in operating income of $119 million after adjustment for non-cash items including depreciation and amortization expense, stock-based compensation, and amortization of operating lease right-of-use assets, and a decrease in cash paid for income taxes, net of refunds received, of $4 million, partially offset by a decrease in dividends received from equity method investees of $18 million, a decrease of $7 million due to changes in net working capital and higher interest expense of $3 million.
Investing Activities
Cash outflows associated with our investing activities are primarily the result of plant and equipment expenditures, acquisitions, and contributions to equity method investees. Cash inflows from our investing activities are generated from proceeds from sale or collection of notes receivable, distributions received from equity method investees, and proceeds from asset sales.

Net cash and cash equivalents used for investing activities increased $457 million for the nine months ended September 30, 2025 primarily due to lower distributions received from equity method investees of $433 million, due to the Millennium distribution in 2024 of $416 million, and an increase in cash used for plant and equipment expenditures of $35 million, partially offset by a purchase price adjustment for the Midwest Pipeline Acquisition of $10 million.
Financing Activities
DT Midstream paid cash dividends on common stock of $241 million and $209 million during the nine months ended September 30, 2025 and 2024, respectively. See Note 6, "Earnings Per Share and Dividends" to the Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.
Net cash and cash equivalents used for financing activities decreased $371 million for the nine months ended September 30, 2025 primarily due to lower repayments on long-term debt of $399 million and higher net borrowings under the Revolving Credit Facility of $15 million, partially offset by higher dividends paid on common stock of $32 million and higher payroll taxes paid related to vested stock-based compensation of $17 million.
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
Our sources of liquidity include cash and cash equivalents generated from operating activities and available borrowings under our Revolving Credit Facility. As of September 30, 2025, we had $17 million of letters of credit outstanding and no borrowings outstanding under our Revolving Credit Facility. We had approximately $1.1 billion of available liquidity as of September 30, 2025, consisting of cash and cash equivalents and available borrowings under our Revolving Credit Facility.
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
We believe we will have sufficient operating flexibility, cash resources and funding sources to maintain adequate liquidity amounts and to meet foreseeable future operating cash, capital expenditure and debt servicing requirements. However, our business is capital intensive, and the inability to access adequate capital could adversely impact future earnings and cash flows.
The Credit Agreement covering the Revolving Credit Facility includes a maximum consolidated net leverage ratio covenant that DT Midstream must maintain. An Investment Grade Event under the Credit Agreement occurred on May 16, 2025. See Note 9, "Debt" to the Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.
CAPITAL INVESTMENTS
Capital spending within our Company is primarily for ongoing maintenance and expansion of our existing assets, and if identified, attractive growth opportunities. We have been disciplined in our capital deployment and make growth investments that meet our criteria in terms of strategy, management skills, and identified risks and expected returns. All potential investments are analyzed for their rates of return and cash payback on a risk-adjusted basis. Our total capital expenditures, inclusive of $3 million in contributions to equity method investees, were $298 million for the nine months ended September 30, 2025 primarily for expansions on Blue Union Gathering, Appalachia Gathering, LEAP, Clean Fuels Gathering and Stonewall. We anticipate total capital expenditures, inclusive of contributions to equity method investees, for the year ended December 31, 2025 of approximately $445 million to $485 million.

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
Our key customer, Expand Energy, is investment grade. We engage with other customers that are sub-investment grade. These customers are otherwise considered creditworthy or are required to make prepayments or provide security to satisfy credit concerns. We regularly monitor for bankruptcy proceedings that may impact our customers and had no bankruptcy proceedings during the nine months ended September 30, 2025.
Interest Rate Risk
We are subject to interest rate risk in connection with floating rate debt borrowings under our Revolving Credit Facility. Our exposure to interest rate risk arises primarily from changes in SOFR. As of September 30, 2025, we had no floating rate debt borrowings outstanding under our Revolving Credit Facility. See Note 9, "Debt" to the Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.
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
Summary of Sensitivity Analysis
A sensitivity analysis was performed on the fair values of our long-term debt obligations. The sensitivity analysis involved increasing and decreasing interest rates as of September 30, 2025 by a hypothetical 10% and calculating the resulting change in the fair values. We have no debt maturing until 2029, as described in Note 9, "Debt" to the Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q. The hypothetical losses related to long-term debt would be realized only if we transferred all of our fixed-rate long-term debt to other creditors. The results of the sensitivity analysis are as follows:

	Assuming a 10% Increase in Rates	Assuming a 10% Decrease in Rates	Change in the Fair Value of
Activity	As of September 30, 2025
	(millions)
Interest rate risk	$(83)	$86	Long-term debt
Item 4. Controls and Procedures
(a) Evaluation of disclosure controls and procedures
Management of DT Midstream carried out an evaluation, under the supervision and with the participation of DT Midstream's Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of DT Midstream's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2025, which is the end of the period covered by this report. Based on this evaluation, DT Midstream's CEO and CFO have concluded that such disclosure controls and procedures are effective in providing reasonable assurance that information required to be disclosed by DT Midstream in reports that it files or submits under the Exchange Act (i) is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms and (ii) is accumulated and communicated to DT Midstream's management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Due to the inherent limitations in the effectiveness of any disclosure controls and procedures, management cannot provide absolute assurance that the objectives of our disclosure controls and procedures will be attained.
(b) Changes in internal control over financial reporting
DT Midstream is in the process of integrating its internal controls over financial reporting with those of the entities acquired in the Midwest Pipeline Acquisition. As part of the acquisition’s transition services agreement, DT Midstream utilized the seller’s systems and processes this quarter and certain controls have been added or modified. We will continue to analyze, evaluate, and where necessary, make changes in controls and procedures related to the entities acquired in the Midwest Pipeline Acquisition. Except as noted above, there have been no changes in DT Midstream's internal control over financial reporting during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, DT Midstream's internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
For information on legal proceedings and matters related to DT Midstream, see Note 10, "Commitments and Contingencies" to the Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.
Item 1A. Risk Factors
There are various risks associated with the operations of DT Midstream's businesses. To provide a framework to understand the operating environment of DT Midstream, a brief explanation of the significant risks associated with DT Midstream's businesses is provided in Part I, Item 1A. "Risk Factors" in DT Midstream's 2024 Annual Report on Form 10-K. There have been no material changes to our risk factors since the Form 10-K. Although DT Midstream has identified and disclosed key risk factors, others could emerge in the future.
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
Item 5. Other Information
During the three months ended September 30, 2025, none of the Company’s directors or executive officers adopted, modified or terminated a "Rule 10b5-1 trading arrangement" or any "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408 of Regulation S-K.

Item 6. Exhibits

Exhibit Number	Description

(i) Exhibits incorporated by reference:

3.1	Certificate of Incorporation of DT Midstream, Inc. (incorporated by reference to Exhibit 3.1 to DT Midstream's Current Report on Form 8-K filed July 1, 2021)

3.2	Certificate of Amendment to the Certificate of Incorporation of DT Midstream, Inc. (incorporated by reference to Exhibit 3.1 to DT Midstream's Current Report on Form 8-K filed May 9, 2025)

3.3	Second Amended and Restated Bylaws of DT Midstream, Inc., effective May 9, 2025 (incorporated by reference to Exhibit 3.3 to DT Midstream's Current Report on Form 10-Q filed July 31, 2025)

4.1	Indenture, dated as of June 9, 2021, among DT Midstream, Inc., the Guarantors and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to DT Midstream's Form 8-K filed June 10, 2021)

4.2	Indenture, dated as of April 11, 2022, among DT Midstream, Inc., the Guarantors and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.1 to DT Midstream's Current Report on Form 8-K filed April 11, 2022)

4.3	Pari Passu Intercreditor Agreement, dated as of April 11, 2022, among DT Midstream, Inc., the Guarantors, Barclays Bank PLC, as Credit Agreement Agent, and U.S. Bank Trust Company, National Association, as Notes Collateral Agent (incorporated by reference to Exhibit 4.2 to DT Midstream's Current Report on Form 8-K filed April 11, 2022)

4.4	First Supplemental Indenture, dated as of August 12, 2024, among DT Midstream, Inc., the Guarantors and U.S. Bank Trust Company, National Association, as Trustee and Notes Collateral Agent (incorporated by reference to Exhibit 4.4 to DT Midstream's Quarterly Report on Form 10-Q filed on October 29, 2024)

4.5	Indenture, dated as of December 6, 2024, among DT Midstream, Inc., the Guarantors and U.S. Bank Trust Company, National Association, as Trustee and Notes Collateral Agent (incorporated by reference to Exhibit 4.1 to DT Midstream's Current Report on Form 8-K filed on December 6, 2024)

4.6	First Supplemental Indenture, dated as of January 30, 2025, among DT Midstream, Inc., the Guaranteeing Subsidiaries and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.1 to DT Midstream's Annual Report on Form 10-K filed February 26, 2025)

4.7	Second Supplemental Indenture, dated as of January 30, 2025, among DT Midstream, Inc., the Guaranteeing Subsidiaries and U.S. Bank Trust Company, National Association, as trustee and Notes Collateral Agent (incorporated by reference to Exhibit 4.2 to DT Midstream's Annual Report on Form 10-K filed February 26, 2025)

4.8	First Supplemental Indenture, dated as of January 30, 2025, among DT Midstream, Inc., the Guaranteeing Subsidiaries and U.S. Bank Trust Company, National Association, as trustee and Notes Collateral Agent (incorporated by reference to Exhibit 4.3 to DT Midstream's Annual Report on Form 10-K filed February 26, 2025)

(ii) Exhibits filed herewith:

31.1	Chief Executive Officer Section 302 Form 10-Q Certification of Periodic Report

31.2	Chief Financial Officer Section 302 Form 10-Q Certification of Periodic Report

95.1	Mine Safety Disclosure

101.INS	XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	XBRL Taxonomy Extension Schema

Exhibit Number	Description

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Database

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

(iii) Exhibits furnished herewith:

32.1	Chief Executive Officer Section 906 Form 10-Q Certification of Periodic Report

32.2	Chief Financial Officer Section 906 Form 10-Q Certification of Periodic Report

Signature
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized.

Date:	October 30, 2025
DT MIDSTREAM, INC.

		By:	/S/ JOSEPH P. FINLAND
Joseph P. Finland Chief Accounting Officer
(Duly Authorized Officer)