Form 10-K
period 2025-12-31
DT Midstream, Inc.
filed 2026-02-19
CIK 1842022

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Exchange Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. Yes ☐ No ☒
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to Section 240.10D-1(b). Yes ☐ No ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐ No ☒
On June 30, 2025, the aggregate market value of DT Midstream's voting common stock was approximately $11.0 billion (based on the New York Stock Exchange closing price on such date).
Number of shares of common stock outstanding at February 17, 2026:

Description	Shares
Common stock, par value $0.01	101,721,471
DOCUMENTS INCORPORATED BY REFERENCE
Certain information in DT Midstream's definitive Proxy Statement for our 2026 Annual Meeting of Common Shareholders to be held May 5, 2026, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the end of the registrant’s fiscal year covered by this report on Form 10-K, is incorporated herein by reference to Part III (Items 10, 11, 12, 13, and 14) of this Form 10-K.

DEFINITIONS
Unless the context otherwise requires, references to "we," "us," "our," "Registrant," or the "Company" and words of similar importance refer to DT Midstream and, unless otherwise specified, our consolidated subsidiaries and our unconsolidated joint ventures. As used in this Form 10-K, the terms and definitions below have the following meanings:

AFUDC	Allowance for funds used during construction, represents the cost of financing construction projects for FERC-regulated businesses, including the estimated cost of debt and authorized return on equity

Appalachia Gathering	A 154-mile gathering system that gathers Marcellus shale natural gas and delivers to the Texas Eastern Pipeline and Stonewall

ASC 606	The Accounting Standards Codification of Revenue from Contracts with Customers issued by the FASB

ASC 980	The Accounting Standards Codification of Regulated Operations issued by the FASB

ASU	Accounting Standards Update issued by the FASB

Bcf	Billion cubic feet of natural gas

Bcf/d	Billion cubic feet of natural gas per day

Birdsboro	A 14-mile interstate pipeline transporting gas supply to a gas-fired power plant in Pennsylvania

Bluestone	A 65-mile gathering lateral pipeline, and two compression facilities, that gathers Marcellus shale natural gas and delivers to Millennium and the Tennessee Pipeline

Blue Union Gathering
A 443-mile gathering system that gathers shale natural gas from the Haynesville formation of Louisiana and Texas and delivers to markets in the Gulf Coast region; ancillary services include water impoundment, water transportation, water disposal and sand

Bridge Facility	The $700 million 364-day bridge loan facility committed by Barclays Bank PLC

CAD	Canadian Dollar ($)

CERCLA	Comprehensive Environmental Response, Compensation, and Liability Act

CFTC	Commodity Futures Trading Commission

Chicago Hub	A major natural gas market and transportation hub located in the Chicago area, serving as a critical interconnection point for multiple interstate pipelines

Clean Fuels Acquisition	The purchase of Clean Fuels Gathering from a privately held coal mine methane producer

Clean Fuels Gathering	A 93-mile gathering system that gathers and treats coal mine methane into pipeline quality gas

Columbia Pipeline	Columbia Gas Transmission, LLC, owned by TC Energy Corporation and Global Infrastructure Partners

Credit Agreement	DT Midstream's credit agreement which provides for the Revolving Credit Facility

MCA	Moderate consequence area

Distribution	Pro rata distribution to DTE Energy shareholders of all the outstanding common stock of DT Midstream upon the Separation

DTE Energy	DTE Energy Company, the consolidating entity of DT Midstream prior to the Separation

DT Midstream	DT Midstream, Inc. and our consolidated subsidiaries

DT Midstream Plan	The DT Midstream, Inc. Long-Term Incentive Plan

DTM Interstate Transportation	DTM Interstate Transportation, LLC, the consolidated subsidiary of DT Midstream created for the Midwest Pipeline Acquisition which is comprised of Guardian, Midwestern and Viking

EPA	U.S. Environmental Protection Agency

EPAct 2005	Energy Policy Act of 2005

ESA	The U.S. federal Endangered Species Act

ESG	Environmental, social and corporate governance

DEFINITIONS

Expand Energy	Expand Energy Corporation and/or its affiliates

FASB	Financial Accounting Standards Board

FERC	Federal Energy Regulatory Commission

GAAP	Generally Accepted Accounting Principles in the United States

Generation	A 25-mile intrastate pipeline in northern Ohio and owned by NEXUS

GHG	Greenhouse gas

Guardian	Guardian Pipeline, L.L.C., a 263-mile interstate pipeline which connects to the Chicago Hub and serves key Upper Midwest demand centers

Haynesville System	Pipeline and gathering system which is comprised of LEAP, Blue Union Gathering, and associated facilities

HCA	High consequence area

Inflation Reduction Act	The Inflation Reduction Act of 2022 (H.R. 5374)

Investment Grade Event	As defined in the indentures for the 2032 Notes and 2034 Notes and the Credit Agreement

LEAP	Louisiana Energy Access Project, a 221-mile gathering lateral pipeline that gathers Haynesville shale natural gas and delivers to markets in the Gulf Coast region

LNG	Liquefied natural gas

Michigan System	A 335-mile pipeline system in northern Michigan

Midwestern	Midwestern Gas Transmission Company, a 402-mile bi-directional interstate pipeline which connects Appalachia supply to the Midwest market region between Tennessee and the Chicago Hub

Midwest Pipeline Acquisition	The transaction with ONEOK, pursuant to which DTM Interstate Transportation acquired 100% of the equity interests in each of Guardian, Midwestern and Viking

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

MVC	Minimum volume commitment

NEPA	National Environmental Policy Act

NEXUS	NEXUS Gas Transmission, LLC, a joint venture that owns (i) a 256-mile interstate transportation pipeline and three compression facilities that transports Utica and Marcellus shale natural gas to Ohio, Michigan and Ontario market centers and (ii) Generation, in which DT Midstream owns a 50% interest

NGA	Natural Gas Act

NGPA	Natural Gas Policy Act

NWP 12	The U.S. Army Corps of Engineers Clean Water Act Section 404 Nationwide Permit 12

NYSE	New York Stock Exchange

Ohio Utica Gathering	A 26-mile gathering system, including compression and dehydration facilities, that gathers Utica shale natural gas from producer wells and delivers to a nearby processing plant

OBBBA	One Big Beautiful Bill Act, which was signed into law on July 4, 2025

DEFINITIONS

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

Vector
Vector Pipeline LP, a joint venture that owns a 348-mile interstate transportation pipeline and five compression facilities connecting Illinois, Indiana, Michigan, and Ontario market centers, in which DT Midstream owns a 40% interest

VIE	Variable Interest Entity

Viking	Viking Gas Transmission Company, a 674-mile bi-directional interstate pipeline which serves key utility customers in Minnesota, Wisconsin and North Dakota

Washington 10 Storage Complex	An interstate storage system located in Michigan with 94 Bcf of storage capacity, in which DT Midstream owns a 91% interest, and associated compression facilities

WOTUS	Navigable Waters Protection Rule under the U.S. federal Clean Water Act

2020 PIPES Act	Protecting Our Infrastructure of Pipelines and Enhancing Safety Act of 2020

2029 Notes	Senior unsecured notes of $1.1 billion in aggregate principal amount due June 2029

2031 Notes	Senior unsecured notes of $1.0 billion in aggregate principal amount due June 2031

2032 Notes	Senior unsecured notes of $600 million in aggregate principal amount due April 2032

2034 Notes	Senior unsecured notes of $650 million in aggregate principal amount due December 2034

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
•global and domestic supply chain disruptions;
•actions taken by third-party operators, producers, processors, transporters and gatherers;
•changes in expected production from Expand Energy and other third parties in our areas of operation;
•demand for natural gas gathering, transmission, storage, and transportation;
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
•the impacts of geopolitical events, including the Ukraine and the Middle East;
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
Business Overview
We are an owner, operator, and developer of an integrated portfolio of natural gas midstream assets. We provide multiple, integrated natural gas services to customers through our interstate pipelines, intrastate pipelines, storage systems, gathering lateral pipelines and compression and surface facilities, and gathering systems including related treatment plants, and compression and surface facilities. We also own joint venture interests in equity method investees which own and operate interstate pipelines that connect to our wholly owned assets.
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

2025 Executive Summary
During the year ended December 31, 2025, DT Midstream's accomplishments and business developments included:
•Attained Net Income Attributable to DT Midstream of $441 million;
•Declared total cash dividends of $3.28 per common share;
•Delivered significant Pipeline segment growth with a full year of operations from the DTM Interstate Transportation assets acquired in the Midwest Pipeline Acquisition and advanced key integration milestones on schedule;
•Gathered a record high throughput on our Haynesville System;
•Placed the LEAP phase 4 expansion into service, which increased the system capacity to 2.1 Bcf/d;
•Reached a final investment decision on the Guardian G3 expansion, which will increase Guardian's capacity by approximately 40% and is supported by long-term negotiated rate precedent agreements with investment-grade utility customers;
•Reached a final investment decision on the initial phase of modernization across DTM Interstate Transportation assets. This initial phase will be predominantly focused on improving system efficiency and reliability on Guardian Pipeline;
•Received FERC approval (subject to a filed appeal) for the Bluestone Extended Supply Transportation ("BEST") agreement between Bluestone and Millennium, which will enable Millennium to establish a new supply lateral utilizing Bluestone’s existing interconnects, creating a transportation path between Millennium and Tennessee Pipeline;
•Achieved investment grade rating with all three major credit rating agencies; and
•Published our fourth annual Corporate Sustainability Report. The information in our Corporate Sustainability Report is not incorporated by reference into this Form 10-K.

Our Strategy
Our principal business objective is to safely and reliably operate and develop midstream natural gas assets across our premier footprint. Our proven leadership and highly engaged employees have an excellent track record. Prospectively, we intend to continue this track record by executing on our natural gas-centric business strategy focused on disciplined capital deployment and supported by a flexible, well capitalized balance sheet. Additionally, we intend to develop low carbon business opportunities and deploy GHG reducing technologies as part of our goal of being leading environmental stewards in the midstream industry. We are executing on a plan to achieve net zero carbon emissions by 2050.
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
•Disciplined capital deployment in assets supported by strong fundamentals. New capital spending will continue to go through a rigorous review process to ensure that it is accretive and deployed to assets meeting our strategic criteria and expected returns.
•Capitalize on asset integration and utilization opportunities. We intend to leverage the scale and scope of our large asset platforms, our services, and our capabilities to increase efficiency across our portfolio and in the strategically situated market regions where we operate.
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
Expand Energy accounted for approximately 45% of our operating revenues for the year ended December 31, 2025. Our operating revenues do not include revenues of unconsolidated joint ventures accounted for as equity method investments.
Pipeline Segment
Description
Our Pipeline segment includes our interstate pipelines, intrastate pipelines, storage systems, gathering lateral pipelines and compression and surface facilities. The Pipeline segment also includes joint venture interests in equity method investees which own and operate interstate pipelines that connect to our wholly owned assets. Our subsidiary companies own and operate these types of assets across multiple states and Eastern Canada.
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

Revenues and Earnings from Equity Method Investees
DT Midstream primarily provides two types of pipeline and storage services: firm service and interruptible service. Firm service revenue contracts are typically long-term and structured using fixed demand charges or MVCs with fixed deficiency fee rates. This provides for fixed revenue commitments regardless of actual volumes of natural gas that flow, which leads to more stable operating performance, revenues and cash flows and limits our exposure to natural gas price fluctuations. For the year ended December 31, 2025, approximately 92% of our Pipeline revenue was generated under firm service revenue contracts and approximately 99% of the revenue of our unconsolidated joint ventures was generated under firm service revenue contracts. The earnings of our unconsolidated joint ventures are included in earnings from equity method investees in our Consolidated Statements of Operations. Interruptible service revenue contracts typically contain fixed rates, with total consideration dependent on actual natural gas volumes that flow.
For the year ended December 31, 2025, revenue from the Pipeline segment accounted for approximately 55% of our consolidated revenue. The cash flows from our Pipeline operations can be impacted in the short term by seasonality, weather fluctuations and the financial condition of our customers.
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

Properties
The following table presents certain information concerning our principal properties included in the Pipeline segment:

Property Classification	% Owned	Operator	Approximate Capacity (Bcf/d)	Approximate Compression Horsepower	Description	Location
Pipeline
FERC-Regulated Interstate Pipelines
Birdsboro	100%	Yes	0.2	—	A 14-mile interstate pipeline transporting gas supply to a gas-fired power plant in Pennsylvania	PA
Guardian	100%	Yes	1.3	100,300	A 263-mile interstate pipeline which connects to the Chicago Hub and serves key Upper Midwest demand centers	IL and WI
Midwestern	100%	Yes	1.5	82,900	A 402-mile bi-directional interstate pipeline which connects Appalachia supply to the Midwest market region between Tennessee and the Chicago Hub	KY, IL, IN and TN
Millennium (a)	52.5%	No	1.9	87,960	A joint venture that owns a 266-mile interstate pipeline and compression facilities serving markets in the northeast and supply from the northeast Marcellus region	NY
NEXUS (a)	50%	No	1.4	104,000
A joint venture that owns a 256-mile interstate pipeline and three compression facilities that transports Utica and Marcellus shale natural gas to Ohio, Michigan and Ontario market centers and Generation
						OH and MI
Vector (a)	40%	No	2.8	120,000	A joint venture that owns a 348-mile interstate pipeline and five compression facilities connecting Illinois, Indiana, Michigan and Ontario market centers	Canada, IL, IN and MI
Viking	100%	Yes	1.0	69,500	A 674-mile bi-directional interstate pipeline which serves key utility customers in Minnesota, Wisconsin and North Dakota	MN, ND and WI
Intrastate Pipelines
Generation	50%	No	0.4	—	A 25-mile intrastate pipeline in northern Ohio and owned by NEXUS	OH
Michigan System (b)	100%	Yes	0.8	2,400	A 335-mile pipeline system in northern Michigan	MI
FERC-Regulated Storage System
Washington 10 Storage Complex (c)	91%	Yes	N/A	26,200	An interstate storage system with 94 Bcf of storage capacity and associated compression facilities	MI
Gathering Lateral Pipelines
Bluestone	100%	Yes	1.2	31,400	A 65-mile gathering lateral pipeline, and two compression facilities, that gathers Marcellus shale natural gas to Millennium and the Tennessee Pipeline	PA and NY
LEAP	100%	Yes	2.1	36,000	A 221-mile gathering pipeline that gathers Haynesville shale natural gas to markets in the Gulf Coast region	LA
Stonewall	85%	Yes	1.5	—	A 68-mile gathering lateral pipeline that gathers Marcellus and Utica shale natural gas to the Columbia Pipeline	WV
__________________________________
(a)We account for our ownership interest in these joint venture properties as equity method investments in accordance with GAAP. See Note 1, "Description of the Business and Basis of Presentation" to the Consolidated Financial Statements under Part II, Item 8 of this Form 10-K.
(b)The Michigan System is comprised of both intrastate pipeline and gathering lateral pipeline assets. In 2025, the majority of the capacity, mileage, and revenue generated by the Michigan System were related to providing intrastate transportation services.
(c)The Washington 10 Storage Complex includes 16 Bcf of leased capacity from the Washington 28 Storage Complex, which is held by a joint venture, South Romeo, in which DT Midstream owns a 50% interest.

Business Updates
During the year ended December 31, 2025, we completed key integration milestones for the DTM Interstate Transportation assets acquired in the Midwest Pipeline Acquisition, including opening a new regional office in Tulsa, Oklahoma, which will largely support these assets. A full year of operations of the DTM Interstate Transportation assets contributed to growth of our Pipeline segment.
During 2025, we reached a final investment decision on the Guardian G3 expansion project, which will increase Guardian capacity by 537 MMcf/d or approximately 40% from current capacity, and is expected to be fully placed into service in the fourth quarter of 2028. The Guardian G3 expansion is anchored by 20-year negotiated rate precedent agreements with investment-grade utility customers. In addition, we also initiated phase 1 of a multi-year modernization program for the acquired pipelines. The initial phase will be predominantly focused on improving system efficiency and reliability on Guardian and is expected to be placed into service in the second half of 2027.
On July 31, 2025, the FERC approved (subject to a filed appeal) the Bluestone Extended Supply Transportation ("BEST") agreement between Bluestone and Millennium which will enable Millennium to establish a new supply lateral utilizing Bluestone’s existing interconnects, creating a transportation path between Millennium and Tennessee Gas Pipeline. The firm transportation service began on January 1, 2026.
In September 2025, we placed the LEAP phase 4 expansion into service on budget, increasing the system capacity to approximately 2.1 Bcf/d. We continue to evaluate opportunities for additional LEAP expansions to serve growing Gulf Coast LNG and industrial corridor demand. Additionally, during the year ended December 31, 2025, we began construction of an interconnect between Stonewall and Mountain Valley Pipeline as well as a lateral connecting Midwestern to a power plant. The Stonewall and Mountain Valley Pipeline interconnect was placed into service on February 1, 2026, and the Midwestern lateral is expected to be placed into service during the first half of 2026. Capital expenditure investments for our ongoing expansion projects are contemplated in our forecasted capital expenditures discussed under Part II, Item 7 "Management’s Discussion and Analysis of Financial Condition and Results of Operations—Capital Investments" of this Form 10-K.
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
Revenues
Our Gathering segment typically has firm revenue contracts that are long-term and structured using fixed demand charges or MVCs with fixed deficiency fee rates. This provides for fixed revenue commitments regardless of actual volumes of natural gas that flow, which leads to more stable operating performance, revenues and cash flows and limits our exposure to natural gas price fluctuations. Additional revenues are generated from proved developed producing reserves connected to our assets, which we refer to as "flowing gas." For the year ended December 31, 2025, approximately 57% and 36% of our Gathering segment revenue was generated under firm revenue contracts and flowing gas, respectively.
For the years ended December 31, 2025 and 2024, average throughput from the Gathering segment was 3.1 Bcf/d and 2.9 Bcf/d, respectively. For the year ended December 31, 2025, revenue from the Gathering segment accounted for approximately 45% of our consolidated revenue.

Competition
Our Gathering operations compete for customers based on geographic location, reputation, operating reliability and flexibility, price and service offerings, including interconnectivity to producer-desired takeaway options (i.e., processing facilities and pipelines). We mitigate the risk of competition by signing acreage dedications, entering firm revenue contracts, expanding treating capacity and expanding our systems to desirable production basins. Competition customarily is impacted by the level of drilling activity in a particular geographic region. Our primary competitors include other independent midstream companies with gathering operations and producer owned systems.
Properties
The following table presents certain information concerning our principal properties included in the Gathering segment:

Property Classification	% Owned	Operator	Approximate Capacity (Bcf/d)	Approximate Compression Horsepower	Description	Location
Gathering
Appalachia Gathering	100%	Yes	1.1	92,300	A 154-mile gathering system that gathers Marcellus shale natural gas to the Texas Eastern Pipeline and Stonewall	PA and WV
Blue Union Gathering	100%	Yes	2.6	81,600	A 443-mile gathering system that gathers shale natural gas from the Haynesville formation of Louisiana and Texas and delivers to markets in the Gulf Coast region; ancillary services are also provided	LA and TX
Clean Fuels Gathering	100%	Yes	0.0	9,400	A 93-mile gathering system that gathers and treats coal mine methane into pipeline quality natural gas	IL
Ohio Utica Gathering	100%	Yes	0.1	12,500	A 26-mile gathering system, including compression and dehydration facilities, that gathers Utica shale natural gas from producer wells to a nearby processing plant	OH
Susquehanna Gathering	100%	Yes	1.2	78,000	A 198-mile gathering system that gathers Marcellus shale natural gas to Bluestone	PA
Tioga Gathering	100%	Yes	0.1	—	A 3-mile gathering system that gathers shale natural gas to the Eastern Gas Transmission system	PA
Business Updates
During the year ended December 31, 2025, we gathered record high volumes on our Haynesville System, where we also placed into service an expansion on Blue Union Gathering. In addition, our Tioga Gathering expansion and Clean Fuels Gathering projects were placed into service. Our Class VI permit application for the Louisiana carbon capture and sequestration project advanced to formal technical review with the Louisiana Department of Conservation and Energy in July 2025, and the Company is awaiting the completion of that review.
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
Human Capital Resources
DT Midstream recognizes that being innovative is necessary for our continued growth. We currently employ 588 employees, all of whom are employed full-time, exclusive of our student intern program. All of our employees are in the U.S., with our headquarters in Detroit, Michigan. None of our employees are covered by collective bargaining agreements. We believe that our employee relations are good.
Know, Support and Respect Culture
Our human capital resources objectives continue to center around employee engagement, strengthening our culture, and leadership development. We accomplish this through our annual engagement survey and training focused on our Know, Support and Respect priorities discussed below. We maintain and grow our team through practices that help us identify and hire new talent, as well as incentivize and retain our existing employees. Our employees have access to online learning resources, tuition reimbursement programs, and formal leadership development for emerging leaders identified at various levels within our corporate structure. Our executive leadership team meets annually with our Board of Directors' Organization and Compensation Committee to discuss executive leadership succession planning, including successor candidates and emerging leaders for senior management positions within the Company.
DT Midstream is committed to building an empowered, and engaged team that delivers safe and reliable service to our customers. We integrate these practices into our overall operating model and focus on the outcomes of Knowing, Supporting, and Respecting one another. We regularly review our geographical availability, representation demographics, and engagement scores, and we evaluate our success based on our ability to advance our Know, Support and Respect Culture priorities:
•Know — Deliberately understanding the demographics and cultural norms of the communities where we live and operate;
•Support — Honestly understanding and listening to the perspectives and needs of all employees, regardless of location, position, or tenure, and developing strategic action plans based on annual engagement survey feedback; and
•Respect — Respect is required so that every employee feels comfortable being themselves at work.
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
For additional information on our approach to managing our human capital resources, see our 2025 Corporate Sustainability Report on our website. The information in our Corporate Sustainability Report is not incorporated by reference into this Form 10-K.
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

Under the NGA, rates charged by interstate pipelines must be just, reasonable, and not unduly discriminatory or preferential. For interstate pipeline transportation services subject to cost‑of‑service regulation, the recourse rate is the maximum rate an interstate pipeline may charge for its services under its tariff. It is established through FERC’s cost-of-service ratemaking process. Key determinants in the ratemaking process include the costs of providing service, the volumes of gas being transported, the rate design, the allocation of costs between services, the capital structure, the depreciation rate and the rate of return a natural gas company is permitted to earn. The maximum applicable recourse rates and terms and conditions for service on an interstate natural gas pipeline are set forth in the pipeline’s FERC-approved tariff unless market-based rates have been approved by FERC. Rate design and the allocation of costs also can affect a pipeline’s profitability. While the ratemaking process establishes the recourse rate, interstate pipelines such as some of our pipelines and storage systems that provide cost‑of‑service‑based services are permitted to charge discounted rates, which are lower than the recourse rates, without further FERC authorization down to the minimum rate set forth in the tariff for the applicable service. If a pipeline company desires to change its recourse rates or terms and conditions of service, including pro forma contracts, then it must propose such changes to FERC in a filing made pursuant to Section 4 of the NGA. Such changes may be challenged by intervening parties, including customers and state agencies, and such proposed changes may ultimately be rejected by FERC. By contrast, our natural gas storage facility operates pursuant to FERC‑approved market‑based rate authority, and the rates charged for storage services are not established through FERC’s cost‑of‑service ratemaking process.
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
In addition, the CFTC is directed under the Commodity Exchange Act to prevent price manipulations in the commodity and futures markets, including the energy futures markets. Pursuant to the Dodd-Frank Act and other authority, the CFTC has adopted anti-market manipulation regulations that prohibit fraud and price manipulation in the commodity and futures markets. The CFTC also has statutory authority to seek civil penalties of up to the greater of approximately $1.5 million (as adjusted for inflation for 2025) per violation or triple the monetary gain to the violator for violations of the anti-market manipulation provisions of the Commodity Exchange Act.

Pipeline Safety and Maintenance Regulation
Our natural gas pipeline assets are subject to the pipeline safety regulations implemented by PHMSA. PHMSA establishes and implements minimum federal safety standards and reporting requirements applicable to gas pipeline facilities, including associated underground natural gas storage. These standards include requirements that apply to the design, installation, testing, construction, operation and maintenance, and operator qualification as well as requirements for integrity management on certain pipelines. The integrity management requirements apply to gas transmission line segments located in HCAs and require operators to perform periodic risk-based assessments in addition to the minimum required inspections and other preventative and mitigation measures. Notwithstanding the investigatory and preventative maintenance costs incurred in our performance of customary pipeline management activities, we may incur significant additional expenses if anomalous pipeline conditions are discovered or additional preventative and mitigation measures need to be implemented.
PHMSA often issues new or amended safety standards and reporting requirements for gas pipeline facilities. For example, the "Safety of Gas Transmission Pipelines: MAOP Reconfirmation, Expansion of Assessment Requirements, and Other Related Amendments" rule, which became effective July 1, 2020, requires operators of certain gas transmission pipelines to reconfirm the maximum allowable operating pressure for certain portions of their systems and imposes periodic assessment requirements for certain areas outside of HCAs, including newly-defined MCAs. The rule also incorporates industry standards and guidelines as well as new requirements for integrity management programs. In August 2022, PHMSA published the "Safety of Gas Transmission Pipelines: Repair Criteria, Integrity Management Improvements, Cathodic Protection, Management of Change, and Other Related Amendments" rule, effective May 24, 2023, which increases gas integrity management and corrosion control requirements and establishes repair criteria for pipelines outside of HCAs, among other things. We have revised our operating and inspection procedures to address these requirements and have implemented these changes as required by the rules. We may incur additional expenses related to compliance activities associated with this rule but do not expect these expenses to be material.
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
In May 2023, PHMSA issued a Notice of Proposed Rulemaking, entitled "Gas Pipeline Leak Detection and Repair," that proposes amendments to implement a congressional mandate in the 2020 PIPES Act and impose leak detection and repair criteria applicable to gas pipelines and underground natural gas storage facilities. The final rule was submitted for publication in the Federal Register in January 2025 but was withdrawn for further review by PHMSA with no timeframe for a final rule. The rulemaking has been classified as a long-term action in the Department of Transportation's regulatory agenda. PHMSA is also in the process of revising regulations applicable to requirements for operators in response to certain class location changes, developing a proposed rule to establish inspection and maintenance requirements for idled pipelines, and revising repair criteria for gas transmission pipelines. Congress is also required to periodically reauthorize the Pipeline Safety Act and is expected to do so in 2026. Through reauthorization of the Pipeline Safety Act, Congress may pass a bill that mandates other statutory changes or directs PHMSA to develop additional rulemaking.

It is unclear how the adoption of these new PHMSA rules could impact our pipeline assets and operations, including our operational costs. While some revised regulations require the installation of new or modified safety controls and the implementation of new capital projects or accelerated maintenance programs, which may increase our operational costs, other rulemaking initiatives are intended to be deregulatory in nature. We may also be affected by lost cash flows resulting from shutting down our pipelines during the pendency of any repairs and any testing, maintenance, and repair of pipeline facilities downstream from our own facilities.
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
Should we fail to comply with PHMSA or state regulations, where applicable, we could be subject to penalties and fines. PHMSA has the statutory authority to impose civil penalties for pipeline safety violations up to a maximum of approximately $272,926 per day for each violation and approximately $2.73 million for a related series of violations (as adjusted for inflation as prescribed in 2025). This maximum penalty authority established by statute will continue to be adjusted periodically to account for inflation, including in 2026.
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
Natural Gas Storage Regulation
We operate natural gas storage facilities in Michigan as interstate facilities regulated by PHMSA and provide interstate storage and related services pursuant to a FERC-approved tariff. As such, our natural gas storage facilities are required to meet the federal safety standards as required by 49 C.F.R. §192.12, Underground natural gas storage facilities. New regulations that may expand requirements for underground natural gas storage facilities were under development by PHMSA based on the May 2023 PHMSA Notice of Proposed Rulemaking entitled "Gas Pipeline Leak Detection and Repair." PHMSA submitted a final rule for publication in the Federal Register in January 2025, which was subsequently withdrawn for further review by PHMSA with no projected timeframe for finalizing the regulations and the rulemaking has been classified as a long-term action in the Department of Transportation's regulatory agenda.
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
We do not believe that our compliance with environmental legal requirements will materially adversely affect our business, financial condition and results of operations. Nonetheless, the trend in environmental regulation is to place more restrictions and limitations on activities that may affect human health or the environment. Thus, there can be no assurance as to the amount or timing of future expenditures for environmental compliance or remediation, and actual future expenditures may be significantly in excess of the amounts we currently anticipate. For example, we try to anticipate future regulatory requirements that might be imposed and plan accordingly to remain in compliance with changing environmental laws and regulations and to minimize the costs of such compliance. While we are in substantial compliance with existing environmental laws and regulations, additional, unplanned measures and expenditures may be required to maintain compliance in the future.
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

Climate Change. Legislative and regulatory measures to address climate change and GHG emissions are in various phases of discussion or implementation. The EPA regulates GHG emissions from new and modified facilities that are potential major sources of criteria pollutants under the Clean Air Act’s Prevention of Significant Deterioration and Title V programs and has adopted regulations that require, among other things, preconstruction and operating permits for certain large stationary sources and the monitoring and annual reporting of GHGs from certain onshore oil and natural gas production sources. On December 2, 2023, the EPA released a final rule to regulate GHG emissions (in the form of methane limitations, as well as design, equipment, work practice, and operational standards) and volatile organic compound emissions from crude oil and natural gas production, processing, transmission, and storage. The final rule includes standards of performance for new, modified, and reconstructed sources and emission guidelines for existing sources. On December 3, 2025, the EPA published a final rule extending the compliance deadlines for certain requirements set forth in the rule released on December 2, 2023. Additionally, the U.S. Congress, along with U.S. federal and state agencies, has considered measures to reduce the emissions of GHGs. On August 16, 2022, the U.S. Congress enacted the Inflation Reduction Act, pursuant to which EPA issued regulations (announced November 12, 2024) that impose a charge on methane emissions that exceed certain thresholds from offshore and onshore petroleum and natural gas production, onshore natural gas processing, onshore natural gas transmission compression, certain kinds of natural gas and LNG storage, and onshore petroleum and natural gas gathering and boosting. On March 14, 2025, the President signed into law a joint resolution disapproving these regulations and rendering them without legal force of effect by operation of the Congressional Review Act. On July 4, 2025, the President signed the OBBBA, which amended the Clean Air Act to postpone the applicability of the waste emission charges set forth in the Inflation Reduction Act until calendar year 2034. Legislation or regulation that levies a charge related to our GHG emissions or that restricts GHG emissions could increase our cost of environmental compliance by requiring us to install new equipment to reduce emissions from larger facilities; purchase emission allowances; administer and manage a GHG emissions program; and otherwise increase the costs of our operations, including costs to operate and maintain our facilities.
FERC does not directly regulate GHG emissions. However, on February 17, 2022, FERC issued two policy statements providing guidance on its consideration of GHG emissions and other factors when reviewing proposed projects under the NGA. These policy statements have been the subject of public comments. On January 24, 2025, FERC issued an order terminating the Consideration of Greenhouse Gas Emissions in Natural Gas Infrastructure Project Reviews proceeding. FERC instead said it will address GHG emissions issues on a case-by-case basis.
PHMSA was working on a Congressionally-mandated rulemaking to impose leak detection and repair criteria to reduce GHG emissions associated with PHMSA-regulated gas pipeline facilities and underground natural gas storage facilities. PHMSA submitted a final rule for publication in the Federal Register in January 2025, which has since been withdrawn for further review by PHMSA with no timeframe for finalizing the regulations and the rulemaking has been classified as a long-term action in the Department of Transportation's regulatory agenda. If this rulemaking is finalized, we may incur additional expenses related to the requirements imposed by this rule, but do not expect these expenses to be material.
The effect of climate change legislation or regulation on our business is currently uncertain. If we incur additional costs to comply with such legislation or regulations, we may not be able to pass on the higher costs to our customers or recover all the costs related to complying with such requirements, and any such recovery may depend on events beyond our control, including the outcome of future rate proceedings before FERC or state regulatory agencies and the provisions of any final legislation or implementing regulations. Our future business, financial condition and results of operations could be adversely affected if such costs are not recovered through regulated rates or otherwise passed on to our customers. Additionally, our customers or suppliers may also be affected by legislation or regulation, which may adversely impact their demand for our services.
Climate change and GHG legislation or regulation could also delay or otherwise negatively affect efforts to obtain permits and other regulatory approvals with regard to existing and new facilities or impose additional monitoring and reporting requirements. The effect of any new legislative or regulatory measures on us will depend on the particular provisions that are ultimately adopted.

Water Discharges. The U.S. federal Clean Water Act and analogous state laws impose restrictions and strict controls regarding the discharge of pollutants or dredged and fill material into state waters as well as WOTUS, including adjacent wetlands. The discharge of pollutants into regulated waters is prohibited, except in accordance with the terms of permits issued by the EPA, the U.S. Army Corps of Engineers, and/or an analogous state agency. The definition of WOTUS has been the subject of multiple regulatory interpretations and judicial decisions in recent years. In May 2023, the U.S. Supreme Court issued its decision in Sackett v. Environmental Protection Agency, which adopted a narrower test for wetlands covered under the Clean Water Act; and, in August 2023, the EPA and the U.S. Army Corps of Engineers promulgated final rule amendments for a new WOTUS definition that conformed to the Supreme Court's Sackett decision. The definition remains subject to litigation, with opponents arguing it is not sufficiently narrow. In November of 2025, the EPA and the U.S. Army Corps of Engineers proposed a narrower regulatory definition of WOTUS, but the definition has not yet been finalized. While recent and future changes to the definition may ease permitting in certain circumstances, continued controversy over the WOTUS definition may result in uncertainty, costs and delays with respect to obtaining permits for activities in jurisdictional waters, including wetlands.
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
National Environmental Policy Act. The construction of interstate natural gas transportation pipelines pursuant to the NGA requires authorization from FERC. Certain FERC actions relating to such pipelines are subject to NEPA, which requires U.S. federal agencies, such as FERC, to evaluate major U.S. federal actions having the potential to significantly affect the environment. During such evaluations, an agency will prepare a detailed Environmental Impact Statement unless it has found on the basis of an environmental assessment that no significant effect is likely. Such NEPA analyses have the potential to significantly delay or limit, and significantly increase the cost of, development of midstream infrastructure. Under the prior presidential administration, the White House Council on Environmental Quality implemented actions that generally require agencies to undertake more searching inquiries during their NEPA reviews of new projects that require federal permits. However, on November 12, 2024, the U.S. Court of Appeals for the D.C. Circuit Court issued an opinion in Marin Audubon Society v. Federal Aviation Administration finding that the Council’s regulations exceed the Council’s authority and do not bind the federal agencies. On February 25, 2025, the Council published an interim final rule removing the Council's regulations implementing NEPA. On May 29, 2025, the U.S. Supreme Court issued its decision in Seven County Infrastructure Coalition v. Eagle County, Colorado, holding that NEPA reviews need not address the effects of separate projects, including downstream projects. Following these events and in compliance with various Executive Orders, federal agencies rescinded or substantially revised their own NEPA regulations and issued NEPA procedures in line with Seven County Infrastructure Coalition v. Eagle County, Colorado, and with the presidential administration's policies regarding streamlining reviews.
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
Employee Health and Safety. We are subject to a number of U.S. federal and state laws and regulations, including OSHA, and comparable state statutes, whose purpose is to protect the health and safety of workers. In addition, the OSHA hazard communication standard, the EPA community "right-to-know" regulations, and comparable state laws and regulations require that information be maintained concerning hazardous materials used or produced in our operations and that this information be provided to employees, state and local government authorities and citizens. We are also subject to OSHA Process Safety Management regulations, which are designed to prevent or minimize the consequences of catastrophic releases of toxic, reactive, flammable or explosive chemicals. We are also subject to the EPA Risk Management Program, which addresses the prevention of chemical accidents and preparedness for emergencies. In February 2024, the EPA issued a final rule amending the Risk Management Program’s implementing regulations. The amended regulations impose numerous new or heightened requirements concerning incident investigations, third-party compliance auditing, consideration of alternative chemicals and technologies, and evaluation of risks from natural hazards and climate change, among other issues. The U.S. Court of Appeals for the D.C. Circuit has granted an EPA motion to hold a challenge of the final rule in abeyance to allow time for EPA to review the rule in relation to the administration’s policies.
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
In addition, demand for our services is dependent on the demand for gas in the markets we serve. Alternative fuel sources such as coal, fuel oils, or nuclear energy, as well as technological advances and renewable sources of energy, could reduce demand for natural gas in our markets and have an adverse effect on our business. Government imposed constraints, such as changes in regulatory policy and permitting and environmental limitations, could also artificially limit new demand for natural gas, which could materially adversely affect our business, financial condition and results of operations.
We have one key customer, Expand Energy. The loss of, or reduction in volumes from, this customer could result in a decline in demand for our services and materially adversely affect our business, financial condition and results of operations.
Expand Energy accounted for approximately 45% of our operating revenues for the year ended December 31, 2025. Our operating revenues do not include revenues of unconsolidated joint ventures accounted for as equity method investments. The loss of all or even a portion of the contracted volumes of this or other customers, the failure to extend or replace customer contracts, or the extension or replacement of customer contracts on less favorable terms, as a result of competition, creditworthiness, reduced natural gas production or otherwise, could materially adversely affect our business, financial condition and results of operations.
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
Our operations, our customers’ operations and other interconnected pipelines and facilities are subject to many operational hazards, including (i) damage to pipelines, facilities, equipment, environmental controls and surrounding properties, including damage resulting from landslide and ground movement slippage; (ii) leaks, migrations or losses of natural gas and other hydrocarbons, water, brine, other fluids and hazardous chemicals that we handle in our treating and other operations; (iii) inadvertent damage from third parties, including from construction, farm and utility equipment; (iv) uncontrolled releases of natural gas and other hydrocarbons; (v) ruptures, fires and explosions; (vi) product and waste spills and unauthorized discharges of products, wastes and other pollutants; (vii) pipeline freeze-offs or production curtailments due to cold weather; (viii) operator error; (ix) aging infrastructure, mechanical or other performance problems; (x) damages to and loss of availability of interconnecting third-party pipelines, railroads and terminals; (xi) disruption or failure of information technology systems and network infrastructure; (xii) floods; (xiii) severe weather; (xiv) lightning and (xv) terrorism.
These risks could result in loss of human life, personal injuries, significant property damage, environmental pollution, impairment of our operations, regulatory investigations and penalties and substantial financial losses. The location of certain segments of our systems in or near populated areas, including residential areas, commercial business centers and industrial sites, could increase the damages resulting from these risks. In spite of any precautions taken, the occurrence of an event such as those described above that is not fully covered by insurance could materially adversely affect our business, financial condition and results of operations. In addition, these risks could materially impact or completely prevent our customers from performing their respective obligations under our commercial agreements, which, in turn, could materially adversely affect our business, financial condition and results of operations.
Failure to successfully complete or realize the projected benefits of acquisitions, divestitures, and other strategic transactions may adversely affect our future results.
From time to time, the Company may undertake strategic transactions. The success of acquisitions and other transactions, depends in part on the Company’s ability to successfully complete and realize the anticipated benefits of such transactions. The Company’s ability to meet our objectives with respect to acquisitions, divestitures, and other strategic transactions may depend, as applicable, on our ability to identify suitable acquisition targets, buyers or counterparties; negotiate favorable financial and other contractual terms; obtain all necessary regulatory approvals on the terms expected; and complete those transactions. In addition, difficulties in integrating businesses and/or employees may result in the failure to realize anticipated results, benefits, and synergies in the expected timeframes, in operational challenges, and in the diversion of management’s attention from ongoing business concerns, as well as in unforeseen expenses associated with the transactions, which may have an adverse impact on our financial condition and results of operations.

Expansion projects that are expected to be accretive, may nevertheless reduce our cash from operations and could materially adversely affect our business, financial condition and results of operations.
We regularly review our portfolio of businesses and pursue growth through expansion that we expect to be accretive to our distributive cash flow, improve our business profile, and add to the backlog of future growth opportunities. However, even if we complete expansion projects that we believe will be accretive, these expansion projects may nevertheless reduce our cash from operations and could materially adversely affect our business, financial condition and results of operations. Any expansion project involves potential risks, including, among other things: (i) service interruptions or increased downtime associated with our projects; (ii) a decrease in our liquidity; (iii) an inability to complete expansion projects on schedule or within the budgeted cost; (iv) the assumption of unknown liabilities when undertaking expansion projects for which we are not indemnified or for which our indemnity is inadequate; (v) the diversion of our management’s attention from other business concerns; (vi) mistaken assumptions about the overall costs of equity or debt, demand for our services, supply volumes, reserves, revenues and costs, synergies and potential growth; (vii) an inability to secure adequate customer commitments to use the expanded or acquired systems or facilities; (viii) an inability to successfully integrate the businesses we build; (ix) an inability to receive cash flows from a newly built asset until it is operational; and (x) unforeseen difficulties operating in new service areas or new geographic areas.
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
Certain of our internal growth projects may require regulatory approval from U.S. federal and state authorities and Canadian authorities prior to construction. The approval process for storage and transportation projects located in the Northeast has become increasingly challenging, as such projects in this region tend to face heightened opposition and permitting scrutiny. In addition, FERC has periodically considered to, and could in the future revisit, its policy governing the issuance of interstate natural gas pipeline authorizations, in part to address concerns about climate change. It is not clear at this time whether FERC will modify its policy governing the issuance of certificates and, if so, what those modifications will be. Policy and regulatory changes relating to the implementation of NEPA may increase scrutiny of environmental impacts associated with our projects. Authorizations required for our projects under existing or future agency policies may not be granted or, if granted, such authorization may include burdensome or expensive conditions.
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
As of December 31, 2025, we had outstanding approximately $3.35 billion of senior notes and no borrowings under our Revolving Credit Facility. Our existing and future level of debt could have important consequences to us, including the following: (i) our ability to obtain additional financing, if necessary, for working capital, capital expenditures, acquisitions or other purposes may be impaired, or such financing may not be available on favorable terms; (ii) the funds that we have available for operations and payment of dividends to shareholders will be reduced by that portion of our cash flow required to make principal and interest payments on outstanding debt; and (iii) our debt level could make us more vulnerable to competitive pressures than competitors with less debt or to a downturn in our business or the economy generally.
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
Our existing Revolving Credit Facility and the indenture governing our senior notes limit our ability to, and any future credit facility or indenture we may enter into might limit our ability to, among other things: (i) incur additional indebtedness or guarantee other indebtedness; (ii) grant liens or make certain negative pledges; (iii) make certain dividends or investments; (iv) engage in transactions with affiliates; (v) transfer, sell or otherwise dispose of all or substantially all of our assets; or (vi) enter into a merger, consolidate, liquidate, wind up or dissolve. Upon the occurrence of the Investment Grade Event, certain negative covenants in our existing senior notes were terminated and the negative covenants in our Revolving Credit Facility were automatically amended to create additional flexibility for DT Midstream and its subsidiaries such that (i) the indebtedness negative covenant remains applicable solely to restrict DT Midstream’s restricted subsidiaries, (ii) the former restriction related to prepayments of junior indebtedness has fallen away, and (iii) the remaining negative covenants, including those related to liens, mergers, consolidations, liquidations or dissolutions, sales, transfers or other dispositions, investments, acquisitions, loans or advances, dividends and distributions or repurchases of capital stock, entering into agreements that limit the ability of the restricted subsidiaries to make distributions to DT Midstream, and transactions with affiliates, were amended automatically to provide for flexibility customary for investment grade companies.
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
Inflationary pressure could adversely impact our profitability. Inflation in the United States has recently declined; however, we are unable to predict changes in inflation which is affected by factors beyond our control, including the recent imposition of tariffs by the U.S. and certain of its trading partners. Rising inflation in the future could have an adverse impact on our operating and capital costs, which have historically increased with the market during inflationary periods and may continue to increase as a result of inflationary impacts on product costs, labor rates, and domestic transportation. We may not be able to fully offset these inflation increases by raising prices for our services, which could materially adversely affect our business, financial condition and results of operations.
If our intangible assets, goodwill, property, plant and/or equipment become impaired, we may be required to record a charge to earnings.
We annually review the carrying value of goodwill associated with business combinations we have made for impairment. Our intangible assets, goodwill, property, plant, and equipment are also reviewed whenever events or circumstances indicate that the carrying value of these assets may not be recoverable. Factors that may be considered for purposes of this analysis include a decline in stock price and market capitalization, slower industry growth rates, changes in cost of capital or material changes with customers or contracts that could negatively impact future cash flows. We cannot predict the timing, strength or duration of such changes or any subsequent recovery. If the carrying value of any of our intangible assets, goodwill, property, plant, and/or equipment is determined to be not recoverable, we may take a non-cash impairment charge, which could materially adversely affect our business, financial condition and results of operations.
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
The U.S. Congress has from time to time considered the adoption of legislation to provide for U.S. federal regulation of hydraulic fracturing, while a growing number of states, including some of those in which we operate, have adopted, and other states are considering adopting, regulations that could impose more stringent disclosure and/or well construction requirements on hydraulic fracturing operations. Some states, such as Pennsylvania, have imposed fees on the drilling of new unconventional oil and gas wells. Also, certain local governments have adopted, and additional local governments may further adopt, ordinances within their jurisdictions regulating the time, place and manner of drilling activities in general or hydraulic fracturing activities in particular. Further, several U.S. federal governmental agencies, including the EPA and the U.S. Department of Energy, have conducted or are conducting reviews and studies on the environmental aspects of hydraulic fracturing. These completed, ongoing or proposed studies on the environmental aspects of hydraulic fracturing, depending on their degree of pursuit and any meaningful results obtained, could spur initiatives to further regulate hydraulic fracturing or other regulatory mechanisms aimed at imposing more stringent requirements on hydraulic fracturing.
Certain state and U.S. federal regulatory agencies have focused on, or are focused on a possible connection between hydraulic fracturing-related activities and the increased occurrence of seismic activity. In a few instances, operators of injection disposal wells in the vicinity of seismic events have been ordered to reduce injection volumes or suspend operations. These developments could result in additional regulation and restrictions on the use of injection disposal wells and hydraulic fracturing. The adoption of new laws, regulations or ordinances at the U.S. federal, state or local levels imposing more stringent restrictions on hydraulic fracturing could make it more difficult for our customers to complete natural gas wells, increase customers’ costs of compliance and doing business, and otherwise adversely affect the hydraulic fracturing services they perform, which could negatively impact demand for our services.
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
Moreover, environmental laws, regulations and enforcement policies tend to become more stringent over time. New, modified or stricter environmental laws, regulations or enforcement policies, including climate change laws and regulations restricting emissions of GHGs, could be implemented that significantly increase our compliance costs, pollution mitigation costs, or the cost of any necessary remediation of environmental contamination. For example, in April 2020 the U.S. District Court for the District of Montana issued a broad order vacating NWP 12, a general permit issued by the U.S. Army Corps of Engineers relied upon by industry for expedited permitting of oil and gas pipelines, for alleged failure to comply with consultation requirements under the ESA. While the U.S. Supreme Court ultimately stayed the vacatur of NWP 12, the District Court’s action temporarily caused uncertainty and disruption in the industry. A challenge to the 2021 reissuance of NWP 12 (re-issued on a five-year schedule) is pending in the federal district court in Washington, D.C. after the case was transferred from federal court in Montana. The NWP 12 reissuance was among the agency actions listed for review in accordance with the January 20, 2021 Executive Order ("Protecting Public Health and the Environment and Restoring Science to Tackle the Climate Crisis"); and, in 2022 the U.S. Army Corps of Engineers sought public comment on the potential to revise NWP 12 in response to objections to the use of NWP 12 related, primarily, to environmental justice, public participation, and climate change. The prior presidential administration did not take final action to modify the current version of NWP 12 before its expiration and reissuance in March 2026. On June 18, 2025, the U.S. Army Corps of Engineers published a proposal to reissue multiple nationwide permits, including NWP 12, but a final rule reissuing NWP 12 has not yet been published. Any disruption in our ability to obtain coverage under NWP 12 or other general permits may result in increased costs and project delays if we are forced to seek individual permits from the U.S. Army Corps of Engineers. Our compliance with changing legal requirements could result in our incurring significant additional expenses and operating restrictions with respect to our operations, which may not be fully recoverable from customers and, thus, could materially adversely affect our business, financial condition and results of operations.

Our customers may similarly incur increased costs or restrictions that may limit or decrease those customers’ operations and have an indirect material adverse effect on our business, financial condition and results of operations. During the course of the prior presidential administration, litigation over the “pause” ensued. While lease sales ultimately continued, they have been scaled back and are subject to challenge by environmental groups. If key provisions of the Waste Prevention Rule or similar restrictions become effective, they could lead to increased costs for producers and increased need for pipeline capacity as operators would be required to have a plan to reduce venting and flaring as a predicate to approval of production of federal minerals. While the prior presidential administration had placed a temporary pause on the authorization of new LNG terminals, impacting LNG projects in various stages of planning and review, the current presidential administration has lifted this pause and the Department of Energy has been directed to review LNG export applications as expeditiously as possible. Moreover, a number of state and regional legal initiatives, including climate change laws, have emerged in recent years that seek to reduce GHGs emissions and the EPA, based on its findings that emissions of GHGs cause, or contribute to, air pollution which may reasonably be anticipated to endanger public health or welfare, has adopted regulations under existing provisions of the U.S. federal Clean Air Act that, among other things, restrict emissions of GHGs and require the monitoring and reporting of GHG emissions from specified onshore and offshore production sources and onshore treating sources in the U.S. on an annual basis. In addition, some communities and cities have banned new natural gas hook-ups or are expected to enact similar electrification measures in response to climate change concerns. Any new U.S. federal laws restricting emissions of GHGs, such as a carbon tax, from customer operations, or that limit the growth of pipelines and LNG exports from the U.S., could delay or curtail their activities and, in turn, adversely affect our business, financial condition and results of operations.
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
Any changes to the policies of FERC or state regulatory authorities regarding the natural gas industry may have an impact on us, including FERC’s approach as it considers policies affecting the establishment and modification of interstate pipeline rates and terms and conditions of service, policies that may affect rights of access to natural gas transmission capacity and policies that govern FERC's authorization of new or expanded pipeline and storage infrastructure. In addition, future U.S. federal, state or local legislation or regulations under which we will operate our assets could materially adversely affect our business, financial condition and results of operations. Guardian, Midwestern and Viking are subject to rate regulation and accounting requirements of FERC. The regulated operations of each of these subsidiaries have rates that are (i) established by independent, third-party regulators, (ii) set at levels that will recover our costs when considering the demand and competition for our services and (iii) charged to and collectible from our customers. Accordingly, we follow the accounting for regulated operations as defined in ASC 980 for these pipelines, which results in differences in the application of GAAP between our regulated and non-regulated businesses. Under ASC 980, our regulated operations are required to record regulatory assets and liabilities for certain transactions that would have been treated as revenue or expense in non-regulated businesses. Future regulatory changes could result in changes in the amounts of regulatory assets and liabilities or the discontinuance of this accounting treatment for regulatory assets and liabilities and may require the write-off of the portion of any regulatory asset or liability that is no longer probable of recovery through regulated rates. Actions by regulatory authorities could also have an effect on the amounts we charge to and collect from our customers. Any changes to ASC 980 or on the determination of whether Guardian, Midwestern or Viking will continue to meet the criteria of ASC 980 could materially adversely affect our business, financial condition and results of operations.
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
The U.S. Department of Transportation, through PHMSA, has adopted regulations requiring pipeline operators to comply with a number of operational and maintenance requirements, including to continuously survey pipeline assets, conduct leakage surveys, and repair certain conditions. Additionally, these requirements require operators to develop integrity management programs for transportation pipelines located where a leak or rupture could do the most harm in an HCA. The regulations require operators to: (i) perform ongoing assessments of pipeline integrity; (ii) identify and characterize applicable threats to pipeline segments that could impact an HCA; (iii) improve data collection, integration and analysis; (iv) repair and remediate the pipeline as necessary; and (v) implement preventive and mitigating actions. PHMSA regulations also require assessment and repairs outside of HCAs in MCAs.
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
Certain portions of our systems, particularly our DTM Interstate Transportation, Northern Michigan, and storage assets, have been in operation for many years, with some portions being more than 50 years old. In some cases, certain portions may have been in service for many years prior to our purchase of the relevant systems or have been operated by third parties not under our control and consequently, there may be historical occurrences or latent issues regarding our pipeline systems that management may be unaware of and that could materially adversely affect our business, financial condition and results of operations. Certain portions of our pipeline systems are located in or near areas determined to be HCAs, which are areas where a leak or rupture could have the most significant adverse consequences. The age and condition of these systems could result in increased maintenance or repair expenditures, and any downtime associated with increased maintenance and repair activities could materially reduce our revenue. If, due to their age, certain pipeline sections were to become unexpectedly unavailable for current or future volumes of natural gas because of repairs, maintenance, damage, spills or leaks, or any other reason, it could materially adversely affect our business, financial condition and results of operation.
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
We published our fourth annual Corporate Sustainability Report in 2025, which detailed how we seek to manage our operations responsibly and ethically, as well as strategies and goals associated with reducing our environmental impact. The Corporate Sustainability Report included our policies and practices on a variety of social and ethical matters, including, but not limited to, corporate governance, environmental compliance, employee health and safety practices, human capital management and workforce inclusion and diversity. We believe providing disclosure on these topics in our Corporate Sustainability Report increases our transparency to our stakeholders and complements the disclosures regarding our contributions to sustainable development in this Form 10-K. It is possible that stakeholders may not be satisfied with our ESG practices or the speed of their adoption. We could also incur additional costs and require additional resources to monitor, report and comply with various ESG practices. Also, our failure, or perceived failure, to meet the standards set forth in the Corporate Sustainability Report could negatively impact our reputation, employee retention, and the willingness of our customers and suppliers to do business with us. Any of these consequences could materially adversely affect our business, financial condition and results of operations.
We are subject to cybersecurity and data privacy laws, regulations, litigation and directives relating to our processing of personal data.
Our business involves collection, uses and other processing of personal data of our employees, contractors, suppliers and service providers. Governmental standards and commonly accepted frameworks for the protection of computer-based systems and technology from cyber threats and attacks have been adopted. On November 7, 2024, the DHS's Transportation Security Administration issued a notice of proposed rulemaking seeking to impose cybersecurity requirements on certain pipeline facilities entitled "Enhancing Surface Cyber Risk Management." The Transportation Security Administration has not provided a timeframe for issuance of a final rule and the rulemaking has been classified as a long-term action in DHS’s regulatory agenda. New data privacy and cybersecurity laws add additional complexity, requirements, restrictions and potential legal risk, and compliance programs may require additional investment in resources, and could impact strategies and availability of previously useful data. Any failure by us or one of our technology service providers to comply with such laws and regulations could result in reputational harm, penalties, regulatory scrutiny, liabilities, legal claims, and/or mandated changes in our business practices.
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

Our increasing reliance on digital technologies puts us at risk for system failures, disruptions, incidents, data breaches and cyberattacks, which could significantly impair our ability to conduct our business. Cyberattacks are becoming more sophisticated and include, but are not limited to, ransomware, credential stuffing, spear phishing, social engineering, AI-powered attacks, and other attempts to gain unauthorized access to data for purposes of extortion or malfeasance. The methodologies used by attackers change frequently and may not be recognized until such attack is underway. In April 2022, the cybersecurity authorities of the United States, Australia, Canada, New Zealand, and the United Kingdom issued a joint cybersecurity advisory warning of the increased risks of Russian state-sponsored cyberattacks following the international response to Russia’s invasion of Ukraine. We expect to continue to be targeted by cyberattacks as a critical infrastructure company.
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

Item 1B. Unresolved Staff Comments
None.
Item 1C. Cybersecurity
Cybersecurity Risk Management and Strategy
To identify, assess and manage the material risks of cybersecurity threats to our business, operations and control environments, we have made investments in our technology and have implemented policies, programs and controls, with a focus on cybersecurity incident prevention and mitigation. Our cybersecurity program is integrated into our risk management process as a distinct risk category of the Company’s enterprise risk management framework and evaluated using the same methodologies applied to other enterprise risks. The program operates under Board-level oversight through the Audit Committee and is managed by a dedicated cybersecurity team that is responsible for leading enterprise-wide cybersecurity strategy, policy, standards, architecture, and processes. The program is aligned with industry standards and best practices, such as the National Institute of Standards and Technology Cybersecurity Framework, and is responsive to emerging threat vectors, including AI-powered attacks. As part of our cybersecurity process, we engage external experts and consultants to assess our cybersecurity program and compliance with applicable practices and standards.
The Company mitigates risks from cybersecurity incidents using a multifaceted approach which includes but is not limited to: establishing information security policies, implementing information protection processes and technologies, assessing cybersecurity risk, implementing cybersecurity training, monitoring our information technology systems, and collaborating with public and private organizations on best practices. This approach includes processes to oversee and identify risks associated with third‑party service providers, including risk‑based due diligence, contractual security obligations, and ongoing vendor oversight. The Company is currently in material compliance with relevant information privacy and cybersecurity governmental standards with which it is required to comply.
The Company has not experienced a material cybersecurity incident during the year ended December 31, 2025. For more information on how material cybersecurity incidents may impact our business, see Part I, Item 1A. "Risk Factors—Risks Relating to Our Business—Other Business Risks—A cyberattack or threat could harm our business" of this Form 10-K.
Cybersecurity Governance
Our Chief Security Officer is responsible for overseeing the Company’s cybersecurity program and has over 20 years of relevant experience in cybersecurity and information security. The cybersecurity team monitors day-to-day risks using the approach described above, and material near-term and long-term risks are communicated with senior management and the Board of Directors. The Company's Board of Directors is engaged in overseeing and reviewing the Company’s strategic direction and objectives, taking into account, among other considerations, the Company’s risk profile and exposures. While the Board of Directors retains oversight over policy and strategy related to cybersecurity, it has delegated the responsibility for the oversight of the Company’s cybersecurity program to the Audit Committee. The Audit Committee is responsible for reviewing and discussing the Company’s policies regarding risk assessment and risk management, major accounting risk exposures and the implementation and effectiveness of risk management protocols with respect to information technology security and cybersecurity risks, as well as reviewing material breaches and attacks, as applicable. Management provides the Audit Committee with regular quarterly updates on cybersecurity risks and mitigations. Material cybersecurity matters would be escalated to the Audit Committee outside the regular quarterly meetings, if any were to occur.
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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities
DT Midstream's common stock is listed under the ticker symbol "DTM" on the NYSE, which is the principal market for such stock. As of December 31, 2025, there were 101,673,925 shares of DT Midstream common stock issued and outstanding. These shares were held by a total of 34,655 shareholders of record.
We expect to pay regular cash dividends to DT Midstream common stockholders in the future. Any payment of future dividends is subject to approval by the Board of Directors and may depend on our future earnings, cash flows, capital requirements, financial condition, and the effect a dividend payment would have on our compliance with relevant financial covenants. Over the long-term, we expect to grow our dividend with cash flow growth. For information on DT Midstream's historical dividends and dividend restrictions, see Note 8, "Earnings Per Share and Dividends " and Note 10, "Debt" to the Consolidated Financial Statements under Part II, Item 8 of this Form 10-K. There were no sales of unregistered equity securities during the past three years.
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
See the following table for information as of December 31, 2025:

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants, and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
DT Midstream, Inc. Long-Term Incentive Plan	1,014,059	$—	8,155,787
_____________________________________
(a)Includes 319,266 Restricted Stock Units and 694,793 Performance Share Awards.

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

	Base Period	Indexed Returns
Company/Index	July 1, 2021	December 31, 2021	December 31, 2022	December 31, 2023	December 31, 2024	December 31, 2025
DT Midstream	100.00	117.18	141.56	148.29	280.16	347.74
S&P 500 Index	100.00	111.07	90.94	114.82	143.52	169.17
Alerian Midstream Energy Index	100.00	97.63	118.56	136.19	196.66	206.34

Item 6. [Reserved]
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
For purposes of the following discussion, any increases or decreases refer to the comparison of the year ended December 31, 2025 to the year ended December 31, 2024, or the year ended December 31, 2024 to the year ended December 31, 2023, as applicable. The following table summarizes our consolidated financial results:

	Year Ended December 31,
	2025	2024	2023
	(millions, except per share amounts)
Operating revenues	$1,243	$981	$922
Net Income Attributable to DT Midstream	441	354	384
Diluted Earnings per Common Share	$4.30	$3.60	$3.94

	Year Ended December 31,
	2025	2024	2023
	(millions)
Net Income Attributable to DT Midstream
Pipeline	$370	$276	$278
Gathering	71	78	106
Total	$441	$354	$384

Pipeline
The Pipeline segment consists of our interstate pipelines, intrastate pipelines, storage systems, gathering lateral pipelines and compression and surface facilities. This segment also includes our equity method investments. The Midwest Pipeline Acquisition assets and results of operations after the December 31, 2024 acquisition date are presented in our Pipeline segment. Pipeline results and outlook are discussed below:

	Year Ended December 31,
	2025	2024	2023
	(millions)
Operating revenues	$687	$443	$377
Operation and maintenance	134	68	55
Depreciation and amortization	111	74	69
Taxes other than income	27	22	15
Asset (gains) losses and impairments, net	—	—	(4)
Operating Income	415	279	242
Interest expense	51	47	55
Interest income	(1)	(4)	(1)
Earnings from equity method investees	(138)	(162)	(177)
Loss from financing activities	—	3	—
Other income	(1)	(1)	—
Income tax expense	121	107	75
Net Income	383	289	290
Less: Net Income Attributable to Noncontrolling Interests	13	13	12
Net Income Attributable to DT Midstream	$370	$276	$278
Operating revenues increased $244 million for the year ended December 31, 2025 primarily due to activity from the interstate pipelines acquired in the Midwest Pipeline Acquisition of $212 million, new LEAP contracts of $31 million and higher long-term storage revenue at Washington 10 Storage Complex of $9 million, partially offset by lower Bluestone volumes of $7 million. Operating revenues increased $66 million for the year ended December 31, 2024 primarily due to new LEAP long-term firm service revenue contracts of $55 million, higher long-term contracting rates and volumes at the Washington 10 Storage Complex of $9 million and higher volumes at Stonewall of $9 million, partially offset by lower volumes at Bluestone of $8 million.
Operation and maintenance expense increased $66 million for the year ended December 31, 2025 primarily due to effects from the Midwest Pipeline Acquisition, including increases in direct operations of $25 million, increases in corporate overhead and the acquisition's impact on corporate overhead segment mix of $36 million, as well as production-related operating expenses from the LEAP expansion of $9 million. Operation and maintenance expense increased $13 million for the year ended December 31, 2024 primarily due to higher production-related operating expenses from the expansion of LEAP and acquisition related costs for the Midwest Pipeline Acquisition.
Depreciation and amortization expense increased $37 million for the year ended December 31, 2025 primarily due to the Midwest Pipeline Acquisition. Depreciation and amortization expense increased $5 million for the year ended December 31, 2024 primarily due to new LEAP assets placed into service.
Taxes other than income increased $5 million for the year ended December 31, 2025 primarily due to an increase in property taxes due to the Midwest Pipeline Acquisition. Taxes other than income increased $7 million for the year ended December 31, 2024 primarily due to LEAP assets placed into service.
Asset (gains) losses and impairments, net decreased $4 million for the year ended December 31, 2024 due to a one-time gain realized from an insurance settlement that occurred in the prior year.

Interest expense increased $4 million for the year ended December 31, 2025 primarily due to higher interest expense from the 2034 Notes issued in the three months ended December 31, 2024, partially offset by lower interest expense related to the Term Loan Facility and lower interest expense related to the Bridge Facility. Interest expense decreased $8 million for the year ended December 31, 2024 primarily due to lower outstanding borrowings under the Revolving Credit Facility and the repayment of the Term Loan Facility during 2024, partially offset by lower capitalized interest driven by lower construction in progress during 2024 and higher interest related to the Bridge Facility and 2034 Notes.
Earnings from equity method investees decreased $24 million for the year ended December 31, 2025 primarily due to higher interest expense from senior unsecured notes issued by Millennium in the three months ended September 30, 2024 of $16 million and higher property taxes, lower short-term revenue and higher maintenance expenses at Millennium of $7 million. Earnings from equity method investees decreased $15 million for the year ended December 31, 2024 primarily due to higher interest expense from new senior unsecured notes at Millennium and a full year of interest expense from senior unsecured notes at NEXUS.
Loss from financing activities increased $3 million for the year ended December 31, 2024 primarily due to the repayment of our remaining Term Loan Facility that occurred during the year.
Income tax expense increased $14 million for the year ended December 31, 2025 due to an increase in income before income taxes, partially offset by deferred tax remeasurements for changes in state tax rates and apportionment factors related to the Midwest Pipeline Acquisition in 2024. Income tax expense increased $32 million for the year ended December 31, 2024 primarily due to higher income before income taxes and deferred tax remeasurement adjustments for changes in state tax rates and apportionment factors due to the Midwest Pipeline Acquisition and enacted state legislation.
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

Gathering
The Gathering segment includes gathering systems, related treatment plants and compression and surface facilities. The Clean Fuels Gathering assets and results of operations after the July 1, 2024 acquisition date are presented in our Gathering segment. Gathering results and outlook are discussed below:

	Year Ended December 31,
	2025	2024	2023
	(millions)
Operating revenues	$556	$538	$545
Operation and maintenance	195	176	190
Depreciation and amortization	147	135	113
Taxes other than income	15	17	13
Operating Income	199	210	229
Interest expense	110	106	95
Interest income	(1)	(3)	—
Loss from financing activities	—	2	—
Other income	(4)	(3)	(1)
Income tax expense	23	30	29
Net Income Attributable to DT Midstream	$71	$78	$106
Operating revenues increased $18 million for the year ended December 31, 2025 primarily due to new Blue Union Gathering contracts of $18 million, higher Blue Union Gathering volumes of $15 million, higher volumes and deficiency fees due to expansion at Ohio Utica Gathering of $11 million and higher volumes at Tioga Gathering of $5 million, partially offset by lower volumes at Susquehanna Gathering of $22 million and Appalachia Gathering of $9 million. Operating revenues decreased $7 million for the year ended December 31, 2024 primarily due to lower volumes and recovery of production-related operating expenses on Blue Union Gathering of $19 million and lower Susquehanna Gathering volumes of $16 million, partially offset by a full year of operations at Ohio Utica Gathering of $18 million and higher Appalachia Gathering volumes of $12 million.
Operation and maintenance expense increased $19 million for the year ended December 31, 2025 primarily due to new assets placed into service and higher production-related operating expenses at Blue Union Gathering of $20 million and a reduction in environmental contingent liabilities of $9 million at Appalachia Gathering in 2024, partially offset by the Midwest Pipeline Acquisition’s impact on corporate overhead segment mix of $10 million. Operation and maintenance expense decreased $14 million for the year ended December 31, 2024 primarily due to lower planned maintenance and production-related operating expenses on Blue Union Gathering of $18 million, partially offset by a full year of operations at Ohio Utica Gathering.
Depreciation and amortization expense increased $12 million for the year ended December 31, 2025 primarily due to  assets placed in service at Blue Union Gathering, Ohio Utica Gathering and Clean Fuels Gathering. Depreciation and amortization expense increased $22 million for the year ended December 31, 2024 primarily due to assets placed into service at Ohio Utica Gathering, Blue Union Gathering, and Appalachia Gathering.
Taxes other than income increased $4 million for the year ended December 31, 2024 primarily due to assets placed into service at Blue Union Gathering.
Interest expense increased $4 million for the year ended December 31, 2025 primarily due to higher interest expense from the 2034 Notes issued in the three months ended December 31, 2024, partially offset by lower interest expense related to the Term Loan Facility and lower interest expense related to the Bridge Facility. Interest expense increased $11 million for the year ended December 31, 2024 primarily due to lower capitalized interest driven by lower construction in progress during 2024 and higher interest related to the Bridge Facility and 2034 Notes issued in 2024. This increase was partially offset by lower outstanding borrowings under the Revolving Credit Facility and the repayment of the Term Loan Facility during 2024.
Loss from financing activities increased $2 million for the year ended December 31, 2024 primarily due to the repayment of our remaining Term Loan Facility that occurred during the year.

Income tax expense decreased $7 million for the year ended December 31, 2025 due to decreases in income before income taxes and deferred tax remeasurements for changes in state tax rates and apportionment factors related to the Midwest Pipeline Acquisition in 2024. Income tax expense increased $1 million for the year ended December 31, 2024 primarily due to deferred tax remeasurement adjustments for changes in state tax rates and apportionment factors due to the Midwest Pipeline Acquisition and enacted state legislation, partially offset by lower income before income taxes.
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
ENVIRONMENTAL MATTERS
We are subject to U.S. federal, state, and local laws and environmental regulations, including laws and regulations relating to pipeline safety, climate change and GHG emissions. Additional compliance costs may result as the effects of various substances on the environment and human health are studied and laws and regulations are developed and implemented. Actual costs to comply with such laws and regulations could vary substantially from our expectations. Pending or future legislation or regulation could have a material impact on our operations and financial position. Potential impacts include unplanned expenditures for environmental equipment, such as pollution control equipment, financing costs related to additional capital expenditures, and the replacement costs of aging pipelines and other facilities.
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
In 2024, we completed the Clean Fuels Acquisition and advanced our carbon capture and sequestration project in Louisiana through completion of the Class V test well. The carbon capture and sequestration Class VI permit application moved to formal technical review with the Louisiana Department of Conservation and Energy in July 2025, and we are awaiting the completion of that review.
In future years, we plan to continue to make progress on opportunities for energy transition advancements leveraging our existing assets, competencies and partnerships. These opportunities include the following:
•Our efforts to advance our Louisiana carbon capture project, as well as other potential carbon capture projects across our geographic regions; and
•Our Clean Fuels Gathering project to capture fugitive methane emissions.
Capital project investments have been contemplated in our forecasted capital expenditures discussed in the Capital Investments section below. DT Midstream published our fourth annual Corporate Sustainability Report in 2025. The information in our Corporate Sustainability Report is not incorporated by reference into this Form 10-K.

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

	Year Ended December 31,
	2025	2024	2023
	(millions)
Cash and Cash Equivalents at Beginning of Period	$68	$56	$61
Net cash and cash equivalents from operating activities	867	763	798
Net cash and cash equivalents used for investing activities	(372)	(1,081)	(351)
Net cash and cash equivalents from (used for) financing activities	(509)	330	(452)
Net Increase (Decrease) in Cash and Cash Equivalents	(14)	12	(5)
Cash and Cash Equivalents at End of Period	$54	$68	$56
For purposes of the following discussion, any increases or decreases refer to the comparison of the year ended December 31, 2025 to the year ended December 31, 2024 and the year ended December 31, 2024 to the year ended December 31, 2023.
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
Net cash and cash equivalents from operating activities increased $104 million for the year ended December 31, 2025 primarily due to an increase in operating income of $176 million after adjustment for non-cash items including depreciation and amortization expense, stock-based compensation, and amortization of operating lease right-of-use assets, and a decrease in cash paid for income taxes, net of refunds received, of $7 million, partially offset by a decrease of $44 million due to changes in net working capital, a decrease in dividends received from equity method investees of $23 million, higher interest expense of $8 million and lower interest income of $5 million.
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

On December 31, 2024, we closed on the Midwest Pipeline Acquisition of three FERC-regulated natural gas transmission pipelines for $1.2 billion. See Note 16, "Acquisition" to the Consolidated Financial Statements under Part II, Item 8 of this Form 10-K.
As a result of the sales of senior unsecured notes at our equity method investees, we received net distributions from Millennium of $416 million and NEXUS of $371 million during the years ended December 31, 2024 and 2023, respectively. See Note 1, "Description of the Business and Basis of Presentation" to the Consolidated Financial Statements under Part II, Item 8 of this Form 10-K.
Net cash and cash equivalents used for investing activities decreased $709 million for the year ended December 31, 2025 primarily due to cash consideration for the Midwest Pipeline Acquisition in 2024, partially offset by lower distributions received from equity method investees of $423 million, due to the Millennium distribution in 2024 of $416 million, and an increase in cash used for plant and equipment expenditures of $76 million.
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
In November 2024, we issued 4,168,750 common shares for net proceeds of approximately $406 million. DT Midstream paid cash dividends on common stock of $324 million, $280 million, and $263 million during the years ended December 31, 2025, 2024 and 2023, respectively. See Note 8, "Earnings Per Share and Dividends" to the Consolidated Financial Statements under Part II, Item 8 of this Form 10-K.
Net cash and cash equivalents used for financing activities of $509 million for the year ended December 31, 2025 decreased as compared to net cash and cash equivalents from financing activities of $330 million for the year ended December 31, 2024. The decrease was primarily due to proceeds received in 2024 from the issuance of common shares and from the issuance of the 2034 Notes, higher dividends paid on common stock of $44 million, higher payroll taxes paid related to vested stock-based compensation of $19 million and lower net borrowings under the Revolving Credit Facility of $135 million, partially offset by lower repayments on long-term debt of $399 million and higher contributions from noncontrolling interests of $7 million.
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

Our sources of liquidity include cash and cash equivalents generated from operating activities and available borrowings under our Revolving Credit Facility. As of December 31, 2025, we had $17 million of letters of credit outstanding and no borrowings outstanding under our Revolving Credit Facility. We had approximately $1 billion of available liquidity as of December 31, 2025, consisting of cash and cash equivalents and available borrowings under our Revolving Credit Facility.
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
We believe we will have sufficient operating flexibility, cash resources and funding sources to maintain adequate liquidity amounts and to meet future operating cash, capital expenditure and debt servicing requirements. However, our business is capital intensive, and an inability to access adequate capital could adversely impact future earnings and cash flows.
The Credit Agreement covering the Revolving Credit Facility includes financial covenants that DT Midstream must maintain. See Note 10, "Debt" to the Consolidated Financial Statements under Part II, Item 8 of this Form 10-K.
See also Note 12, "Commitments and Contingencies" to the Consolidated Financial Statements under Part II, Item 8 of this Form 10-K.
Credit Ratings
Credit ratings are intended to provide banks and capital market participants with a framework for comparing the credit quality of securities and are not a recommendation to buy, sell, or hold securities. Our credit ratings affect our cost of capital and other terms of financing, as well as our ability to access the credit and commercial paper markets. We believe that the current credit ratings provide sufficient access to capital markets. However, disruptions in the banking and capital markets not specifically related to us may affect our ability to access these funding sources or cause an increase in the return required by investors. During the year ended December 31, 2025, our credit rating was upgraded to investment grade by both Moody’s Ratings and S&P Global Ratings, and the Company remained investment grade with Fitch Ratings following its 2024 upgrade. As a result, DT Midstream has achieved investment grade rating with all three major credit rating agencies.
Contractual Obligations
The following table details our contractual obligations due by year as of December 31, 2025:

	2026	2027	2028	2029	2030 and Thereafter
	(millions)
Long-term debt:
Senior unsecured notes (a)	$—	$—	$—	$1,100	$1,000
Senior unsecured notes (b)	—	—	—	—	1,250
Letters of credit	—	—	—	—	17
Interest expense (c)	153	153	153	130	316
Operating lease payments	18	17	7	3	8
Purchase commitments	16	15	13	13	33
Total Contractual Obligations	$187	$185	$173	$1,246	$2,624
_____________________________
(a) Excludes $15 million of unamortized debt issuance costs.
(b) Excludes $1 million of unamortized debt discount and $10 million of unamortized debt issuance costs. These were formerly secured notes whose collateral was released on May 16, 2025 following an Investment Grade Event under the respective indentures. In the event of a Reversion Event (as defined in the respective indentures), the collateral is required to be reinstated in accordance with the respective indentures.
(c) Represents interest expense related to all Long-term debt.

CAPITAL INVESTMENTS
Capital spending within our Company is primarily for ongoing maintenance and expansion of our existing assets, and if identified, attractive growth opportunities. We have been disciplined in our capital deployment and make growth investments that meet our criteria in terms of strategy, management skills, and identified risks and expected returns. All potential investments are analyzed for their rates of return and cash payback on a risk-adjusted basis. Our total capital investments were $431 million for the year ended December 31, 2025, inclusive of $5 million in contributions to equity method investees and $426 million in plant and equipment expenditures. These were primarily related to expansions on Blue Union Gathering, Appalachia Gathering, LEAP, Clean Fuels Gathering, Stonewall and Ohio Utica Gathering. We anticipate total capital investments, inclusive of contributions to equity method investees, for the year ended December 31, 2026 of approximately $490 million to $570 million.
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
Purchase Accounting
In accordance with business combination accounting guidance, the assets acquired and liabilities assumed in an acquired business are measured at their estimated fair values at the acquisition date. As discussed in the Regulation paragraph below, the FERC-regulated pipelines acquired in the Midwest Pipeline Acquisition are accounted for under ASC 980, and thus, the fair value of assets acquired and liabilities assumed subject to these provisions approximate their regulated basis, and therefore no fair value adjustments have been reflected related to these amounts. Customer relationship intangible assets are not subject to rate making and cost recovery provisions, and therefore do include fair value adjustments. Determining the fair value of these items required management's judgment and involved the use of significant estimates and assumptions with respect to the timing and amounts of future cash inflows and outflows, discount rates, market prices and asset lives, among other items. During the year ended December 31, 2025, the Company recorded measurement period adjustments related to the Midwest Pipeline Acquisition as additional information became available and the purchase price allocation was finalized. For income tax purposes, the transaction is treated as a taxable deemed asset acquisition. Accordingly, the majority of deferred income tax assets and liabilities of the acquired entities are eliminated as the tax bases were increased to fair market value which equals net book value.
See Note 7, "Income Taxes" and Note 16, "Acquisition" to the Consolidated Financial Statements under Part II, Item 8 of this Form 10-K.

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
The October 1, 2025 fair values for the reporting units were calculated using an income approach. The estimated fair value in our annual goodwill impairment analysis utilizes significant assumptions that require judgment by management. One such significant assumption is the weighted average cost of capital (WACC) which is used to discount estimates of projected future results and cash flows to be generated by each reporting unit. The WACC is based on our cost of debt, which includes U.S. industrial bond spreads, and cost of equity, which consists of U.S. Treasury Rates plus an equity risk premium. Another significant assumption is the terminal value that utilizes an assumed long-term growth rate, which incorporates management’s judgment regarding sustainable long-term growth of the reporting units.
Our annual goodwill impairment analysis included a comparison of the estimated fair value of the Company as a whole to our market capitalization. Management also compared the implied market multiple of the estimated fair value of each reporting unit to midstream industry transaction multiples and considered other market indicators to support the appropriateness of the fair value estimates.
We performed our annual impairment test as of October 1, 2025 and determined that the estimated fair value of each reporting unit exceeded its carrying value, and no impairment existed. The results of the impairment test are as follows as of the October 1, 2025 valuation date:

Reporting Unit	Goodwill	Weighted Average Costs of Capital	Fair Value Reduction % (a)	Valuation Methodology (b)
	(millions)
Pipeline	$361	6.8%	73%	DCF
Gathering	420	7.5%	44%	DCF
	$781
_________________________________
(a) Percentage by which the estimated fair value of the reporting unit would need to decline to equal its carrying value including goodwill.
(b) Discounted cash flows (DCF) incorporated 2025 (fourth quarter) through 2030 projected cash flows plus a calculated terminal value. We calculated the terminal-year cash flows using an estimated long-term growth rate of 2.5% discounted at the WACC for each of the reporting units.
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

Assessment of Long-Lived Assets for Impairment
We evaluate the carrying value of long-lived assets, excluding goodwill, when circumstances indicate that the carrying value of those assets may not be recoverable. Conditions that could have an adverse impact on the cash flows and fair value of the long-lived assets are a deteriorating business climate, condition of the asset, or plans to dispose of or abandon the asset before the end of its useful life, which could result from the loss of or reduction in volume from our customers. The review of long-lived assets for impairment requires significant assumptions about operating strategies and estimates of future cash flows, which require assessments of current and projected market conditions and anticipated customer revenues. An impairment evaluation is based on an undiscounted cash flow analysis at the lowest level for which independent cash flows of long-lived assets can be identified from other groups of assets and liabilities. Impairment may occur when the carrying value of the asset exceeds the future undiscounted cash flows. When the undiscounted cash flow analysis indicates a long-lived asset is not recoverable, the amount of the impairment loss is determined by measuring the excess of the long-lived asset over its fair value. An impairment would require us to reduce both the long-lived asset and current period earnings by the amount of the impairment, which would adversely impact our earnings. As part of our ongoing reviews of business operations and associated long-lived assets, we did not identify any indicators of impairment that existed during 2025.
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
Assessment of Equity Method Investments for Impairment
We assess at each balance sheet date whether there is objective evidence that the equity method investment is impaired by completing a quantitative or qualitative analysis of factors impacting the investment. If there is objective evidence of impairment, we determine whether the decline below carrying value is other than temporary. If the decline is determined to be other than temporary, an impairment charge is recorded in earnings with an offsetting reduction to the carrying value of the investment. As part of our ongoing reviews of equity method investment operations, we did not identify any indicators of impairment that existed during 2025.
Regulation
Guardian, Midwestern and Viking are subject to rate regulation and accounting requirements of FERC. The regulated operations of each of these subsidiaries have rates that are (i) established by independent, third-party regulators, (ii) set at levels that will recover our costs when considering the demand and competition for our services and (iii) charged to and collectible from our customers. Accordingly, we follow the accounting for regulated operations as defined in ASC 980 for these pipelines, which results in differences in the application of GAAP between our regulated and non-regulated businesses. These entities are required to record regulatory assets and liabilities for certain transactions that would have been treated as revenue or expense in non-regulated businesses. Future regulatory changes could result in changes in the amounts of regulatory assets and liabilities or the discontinuance of this accounting treatment for regulatory assets and liabilities for some or all of our regulated businesses. We believe that currently available facts support the continued use of regulatory accounting and that all regulatory assets and liabilities are recoverable or refundable in the current regulatory environment.
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
Our key customer, Expand Energy, is investment grade. We engage with other customers that are sub-investment grade. These customers are otherwise considered creditworthy or are required to make prepayments or provide security to satisfy credit concerns. We regularly monitor for bankruptcy proceedings that may impact our customers and had no bankruptcy proceedings during the year ended December 31, 2025.
Interest Rate Risk
We are subject to interest rate risk in connection with floating rate debt borrowings under our Revolving Credit Facility. Our exposure to interest rate risk arises primarily from changes in SOFR. As of December 31, 2025, we had no floating rate debt borrowings outstanding under our Revolving Credit Facility. See Note 10, "Debt" to the Consolidated Financial Statements under Part II, Item 8 of this Form 10-K.
We are subject to interest rate risk in connection with our goodwill impairment assessment. See "Critical Accounting Estimates" under Part II, Item 7 of this Form 10-K.
International Markets Risk
While virtually all of our business is in the United States, we also have an equity method investment in Vector, which operates in Canada. Rapidly changing global trade policies, such as tariffs, may increase capital expenditures, operating costs and market uncertainty. We continue to monitor regulatory developments.

Summary of Sensitivity Analysis
A sensitivity analysis was performed on the fair values of our long-term debt obligations. The sensitivity analysis involved increasing and decreasing interest rates as of December 31, 2025 by a hypothetical 10% and calculating the resulting change in the fair values. We have no debt maturing until 2029, as described in Note 10, "Debt" to the Consolidated Financial Statements under Part II, Item 8 of this Form 10-K. The hypothetical losses related to long-term debt would be realized only if we transferred all of our fixed-rate long-term debt to other creditors. The results of the sensitivity analysis are as follows:

	Assuming a 10% Increase in Rates	Assuming a 10% Decrease in Rates	Change in the Fair Value of
Activity	As of December 31, 2025
	(millions)
Interest rate risk	$(77)	$80	Long-term debt

Item 8. Financial Statements
The following Consolidated Financial Statements are included herein:

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of DT Midstream, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated statements of financial position of DT Midstream, Inc. and its subsidiaries (the “Company”) as of December 31, 2025 and 2024, and the related consolidated statements of operations, of comprehensive income, of changes in stockholders' equity and of cash flows for each of the three years in the period ended December 31, 2025, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
Equity Method Investments in NEXUS Gas Transmission, LLC and Millennium Pipeline Intermediate Holdings, LLC
As described in Note 1 to the consolidated financial statements, non-controlled investments are accounted for using the equity method of accounting when the Company is able to significantly influence the operating policies of the investee. Under the equity method of accounting, investments are recorded at historical cost as an asset and adjusted for capital contributions, dividends and distributions received, and the Company’s share of the investee’s earnings or losses, which are recorded as earnings from equity method investees. The Company’s equity method investments are periodically evaluated for certain factors that may be indicative of other-than-temporary impairment. As of December 31, 2025, the Company’s equity method investment balance in NEXUS Gas Transmission, LLC (“NEXUS”) and Millennium Pipeline Intermediate Holdings, LLC (“Millennium”) was $867 million and $252 million, respectively. For the year ended December 31, 2025, earnings from equity method investees for NEXUS and Millennium were $64 million and $36 million, respectively.
The principal consideration for our determination that performing procedures relating to the equity method investments in NEXUS and Millennium is a critical audit matter is a high degree of auditor effort in performing procedures related to these equity method investments.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to equity method investments. These procedures also included, among others, the following, which were performed as of and for the year ended December 31, 2025 for NEXUS and Millennium (collectively “the investees”): (i) vouching capital contributions, dividends and distributions to source documents, (ii) confirming specific unaudited financial information with the investees, (iii) reconciling the investee financial information per Company records to the investees’ independently audited financial statements, (iv) recalculating the Company’s carrying amount of its investments in the investees that exceeded the Company’s share of the underlying equity in the net assets and the related amortization of such differences, (v) performing inquiries with management, and inspecting supporting evidence and documentation, to understand and evaluate management’s consideration of accounting matters, including management’s assertion that there were no indicators of other-than-temporary impairment, and (vi) performing procedures to evaluate subsequent events impacting the investees.
/s/ PricewaterhouseCoopers LLP
Detroit, Michigan
February 19, 2026
We have served as the Company’s auditor since 2020.

DT Midstream, Inc.
Consolidated Statements of Operations

	Year Ended December 31,
	2025	2024	2023
	(millions, except per share amounts)
Revenues
Operating revenues	$1,243	$981	$922
Operating Expenses
Operation and maintenance	329	244	245
Depreciation and amortization	258	209	182
Taxes other than income	42	39	28
Asset (gains) losses and impairments, net	—	—	(4)
Operating Income	614	489	471
Other (Income) and Deductions
Interest expense	161	153	150
Interest income	(2)	(7)	(1)
Earnings from equity method investees	(138)	(162)	(177)
Loss from financing activities	—	5	—
Other income	(5)	(4)	(1)
Income Before Income Taxes	598	504	500
Income Tax Expense	144	137	104
Net Income	454	367	396
Less: Net Income Attributable to Noncontrolling Interests	13	13	12
Net Income Attributable to DT Midstream	$441	$354	$384

Basic Earnings per Common Share
Net Income Attributable to DT Midstream	$4.34	$3.63	$3.97

Diluted Earnings per Common Share
Net Income Attributable to DT Midstream	$4.30	$3.60	$3.94

Weighted Average Common Shares Outstanding
Basic	101.6	97.6	96.9
Diluted	102.5	98.4	97.5

See Notes to Consolidated Financial Statements

DT Midstream, Inc.
Consolidated Statements of Comprehensive Income

	Year Ended December 31,
	2025	2024	2023
	(millions)
Net Income	$454	$367	$396
Other comprehensive income, net of tax
Foreign currency translation, net of tax	1	—	2
Total other comprehensive income, net of tax	1	—	2
Comprehensive income	455	367	398
Less: Comprehensive income attributable to noncontrolling interests	13	13	12
Comprehensive Income Attributable to DT Midstream	$442	$354	$386

See Notes to Consolidated Financial Statements

DT Midstream, Inc.
Consolidated Statements of Financial Position

	December 31,
	2025	2024
	(millions)
ASSETS
Current Assets
Cash and cash equivalents	$54	$68
Accounts receivable (net of $— allowance for expected credit loss for each period end)	186	172
Deferred property taxes	42	33
Taxes receivable	2	8
Prepaid expenses and other	34	29
	318	310
Investments
Investments in equity method investees	1,253	1,297

Property
Property, plant, and equipment	6,958	6,525
Accumulated depreciation	(1,192)	(998)
	5,766	5,527
Other Assets
Goodwill	781	776
Long-term notes receivable — related party	4	4
Operating lease right-of-use assets	46	49
Intangible assets, net	1,862	1,921
Other	50	51
	2,743	2,801
Total Assets (a)	$10,080	$9,935
__________________________________
(a) Our consolidated assets include $943 million and $914 million at December 31, 2025 and 2024, respectively, of certain assets that can be used only to settle obligations of the VIE. See Note 1, "Description of the Business and Basis of Presentation," to the Consolidated Financial Statements.

See Notes to Consolidated Financial Statements

DT Midstream, Inc.
Consolidated Statements of Financial Position

	December 31,
	2025	2024
	(millions, except shares)
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$65	$77
Short-term borrowings	—	150
Operating lease liabilities	16	16
Dividends payable	83	75
Interest payable	11	12
Property taxes payable	48	42
Accrued compensation	25	19
Contract liabilities	25	18
Other	23	17
	296	426

Long-Term Debt, net	3,324	3,319

Other Liabilities
Deferred income taxes	1,270	1,129
Operating lease liabilities	32	36
Contract liabilities	160	135
Regulatory liabilities	90	90
Other	30	34
	1,582	1,424
Total Liabilities (b)	5,202	5,169

Commitments and Contingencies (Note 12)

Stockholders' Equity
Preferred stock ($0.01 par value, 50,000,000 shares authorized, and no shares issued or outstanding as of December 31, 2025 and December 31, 2024)	—	—
Common stock ($0.01 par value, 550,000,000 shares authorized, and 101,673,925 and 101,324,894 shares issued and outstanding as of December 31, 2025 and December 31, 2024, respectively)	1	1
Additional paid-in capital	3,915	3,911
Retained earnings	827	723
Accumulated other comprehensive loss	(7)	(8)
Total DT Midstream Equity	4,736	4,627
Noncontrolling interests	142	139
Total Equity	4,878	4,766
Total Liabilities and Equity	$10,080	$9,935
__________________________________
(b) Our consolidated liabilities include $16 million and $8 million at December 31, 2025 and 2024, respectively, of certain liabilities for which creditors do not have recourse to the general credit of the primary beneficiary. See Note 1, "Description of the Business and Basis of Presentation," to the Consolidated Financial Statements.

See Notes to Consolidated Financial Statements

DT Midstream, Inc.
Consolidated Statements of Cash Flows

	Year Ended December 31,
	2025	2024	2023
	(millions)
Operating Activities
Net Income	$454	$367	$396
Adjustments to reconcile Net Income to Net cash and cash equivalents from operating activities:
Depreciation and amortization	258	209	182
Stock-based compensation	26	23	20
Amortization of operating lease right-of-use assets	17	18	18
Deferred income taxes	137	120	110
Earnings from equity method investees	(138)	(162)	(177)
Dividends from equity method investees	138	161	196
Loss from financing activities	—	5	—
Changes in assets and liabilities:
Accounts receivable, net	(24)	11	7
Accounts payable	(13)	11	(5)
Contract liabilities	26	23	97
Other current and noncurrent assets and liabilities	(14)	(23)	(46)
Net cash and cash equivalents from operating activities	867	763	798
Investing Activities
Plant and equipment expenditures	(426)	(350)	(772)
Acquisition accounted for as a business combination (and purchase price adjustment)	10	(1,198)	—
Distributions from equity method investees	49	472	427
Contributions to equity method investees	(5)	(5)	(7)
Other investing activities	—	—	1
Net cash and cash equivalents used for investing activities	(372)	(1,081)	(351)
Financing Activities
Issuance of long-term debt, net of discount and issuance costs	—	644	—
Repayment of long-term debt	—	(399)	—
Borrowings under the Revolving Credit Facility	330	385	540
Repayment of borrowings under the Revolving Credit Facility	(480)	(400)	(705)
Payment of Revolving Credit Facility issuance costs	—	(3)	—
Issuance of common stock, net of issuance costs	—	406	—
Contributions from noncontrolling interests	7	—	—
Distributions to noncontrolling interests	(17)	(17)	(18)
Dividends paid on common stock	(324)	(280)	(263)
Other financing activities	(25)	(6)	(6)
Net cash and cash equivalents from (used for) financing activities	(509)	330	(452)
Net Increase (Decrease) in Cash and Cash Equivalents	(14)	12	(5)
Cash and Cash Equivalents at Beginning of Period	68	56	61
Cash and Cash Equivalents at End of Period	$54	$68	$56

Supplemental disclosure of cash information
Cash paid for:
Interest, net of interest capitalized	$152	$140	$140
Supplemental disclosure of non-cash investing and financing activities
Plant and equipment expenditures in accounts payable and other accrued liabilities	$50	$44	$80

See Notes to Consolidated Financial Statements

DT Midstream, Inc.
Consolidated Statements of Changes in Stockholders' Equity

			Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests
	Common Stock
	Shares	Amount					Total
	(dollars in millions, shares in thousands)
Balance, December 31, 2022	96,755	$1	$3,469	$547	$(10)	$147	$4,154
Net Income	—	—	—	384	—	12	396
Dividends declared on common stock ($2.76 per common share)	—	—	—	(268)	—	—	(268)
Distributions to noncontrolling interests	—	—	—	—	—	(18)	(18)
Stock-based compensation and other	216	—	16	(2)	—	—	14
Other comprehensive income, net of tax	—	—	—	—	2	—	2
Balance, December 31, 2023	96,971	$1	$3,485	$661	$(8)	$141	$4,280
Net Income	—	—	—	354	—	13	367
Issuance of common stock, net of issuance costs (a)	4,169	—	406	—	—	—	406
Dividends declared on common stock ($2.94 per common share)	—	—	—	(288)	—	—	(288)
Contributions from noncontrolling interests	—	—	—	—	—	2	2
Distributions to noncontrolling interests	—	—	—	—	—	(17)	(17)
Stock-based compensation and other	185	—	20	(4)	—	—	16
Balance, December 31, 2024	101,325	$1	$3,911	$723	$(8)	$139	$4,766
Net Income	—	—	—	441	—	13	454
Dividends declared on common stock ($3.28 per common share)	—	—	—	(332)	—	—	(332)
Contributions from noncontrolling interests	—	—	—	—	—	7	7
Distributions to noncontrolling interests	—	—	—	—	—	(17)	(17)
Stock-based compensation and other	349	—	4	(5)	—	—	(1)
Other comprehensive income, net of tax	—	—	—	—	1	—	1
Balance, December 31, 2025	101,674	$1	$3,915	$827	$(7)	$142	$4,878
_____________________________________
(a)Issuance of common shares at $0.01 par value. See Note 8, "Earnings Per Share and Dividends ," to the Consolidated Financial Statements.

See Notes to Consolidated Financial Statements

DT Midstream, Inc.
Notes to Consolidated Financial Statements

NOTE 1 — DESCRIPTION OF THE BUSINESS AND BASIS OF PRESENTATION
Description of the Business
DT Midstream is an owner, operator, and developer of an integrated portfolio of natural gas midstream assets. We provide multiple, integrated natural gas services to customers through two segments: (i) Pipeline, which includes interstate pipelines, intrastate pipelines, storage systems, gathering lateral pipelines and compression and surface facilities, and (ii) Gathering, which includes gathering systems, related treatment plants, and compression and surface facilities. Our Pipeline segment also includes joint venture interests in equity method investees which own and operate interstate pipelines that connect to our wholly owned assets.
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

DT Midstream, Inc.
Notes to Consolidated Financial Statements

The following table summarizes the major line items in the Consolidated Statements of Financial Position for consolidated VIEs as of December 31, 2025 and December 31, 2024. All assets and liabilities of a consolidated VIE are included in the table when it has been determined that a consolidated VIE has either (1) assets that can be used only to settle obligations of the VIE or (2) liabilities for which creditors do not have recourse to the general credit of the primary beneficiary. The assets and liabilities of consolidated VIEs that meet the definition of a business and whose assets can be used for purposes other than the settlement of the VIEs' obligations have been excluded from the table below.

	December 31,
	2025	2024
	(millions)
ASSETS (a)
Cash	$20	$17
Accounts receivable	10	11
Other current assets	3	2
Intangible assets, net	454	468
Property, plant and equipment, net	431	391
Goodwill	25	25
	$943	$914

LIABILITIES (a)
Accounts payable and other current liabilities	$13	$5
Other noncurrent liabilities	3	3
	$16	$8
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
Our equity method investments are periodically evaluated for certain factors that may be indicative of other-than-temporary impairment. As of December 31, 2025 and December 31, 2024, our carrying amounts of investments in equity method investees exceeded our share of the underlying equity in the net assets of the investees by $320 million and $336 million, respectively. The difference will be amortized over the life of the underlying assets. As of both December 31, 2025 and December 31, 2024, our consolidated retained earnings balance did not have undistributed earnings from equity method investments. We use the cumulative earnings approach to classify proceeds received from equity method investees as dividends or distributions on the Consolidated Statements of Cash Flows.
Earnings from equity method investees include:

	Year Ended December 31,
	2025	2024	2023
		(millions)
NEXUS	$64	$62	$68
Vector	38	41	38
Millennium	36	59	71
Total earnings from equity method investees	$138	$162	$177

DT Midstream, Inc.
Notes to Consolidated Financial Statements

Equity method investees are described below:

	Investments As of		% Owned As of
	December 31,		December 31,
Equity Method Investee	2025	2024	2025	2024
	(millions)
NEXUS	$867	$880	50%	50%
Vector	134	134	40%	40%
Millennium	252	283	52.5%	52.5%
Total investments in equity method investees	$1,253	$1,297
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
Summarized balance sheet data is as follows:

	December 31,
	2025	2024
	(millions)
Current assets	$185	$170
Noncurrent assets	$3,827	$3,939
Current liabilities	$184	$209
Noncurrent liabilities	$1,913	$1,930
Summarized income statement data is as follows:

	Year Ended December 31,
	2025	2024	2023
	(millions)
Operating revenues	$822	$818	$823
Operating expenses	$393	$376	$377
Net Income	$321	$364	$392

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
We regularly monitor the credit quality of our financing receivables by reviewing counterparty credit quality indicators and monitoring for triggering events, such as a credit rating downgrade or bankruptcy. We have three internal grades of credit quality, with internal grade 1 as the lowest risk and internal grade 3 as the highest risk. The related credit quality indicators and risk ratings utilized to develop the internal grades have been updated through December 31, 2025. As of December 31, 2025, the notes receivable — related party of $4 million, which originated prior to 2021, were classified as internal grade 1. There are no notes receivable on nonaccrual status and no past due financing receivables as of December 31, 2025.
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
For trade accounts receivable, the customer allowance for expected credit loss is calculated based on specific review of future collections based on receivable balances generally in excess of 30 days. Existing and future economic conditions, historical loss rates, customer trends and other relevant factors that may affect our ability to collect are also considered. Receivables are written off on a specific identification basis and determined based on the particular circumstances of the associated receivable. Uncollectible expense (recovery) was zero for each of the years ended December 31, 2025 and 2024.
Our collections on accounts receivable from customers are current, and no material rate of historical loss was noted, which resulted in no allowance for expected credit loss as of December 31, 2025 or December 31, 2024. Any balance would be shown as a deduction from the respective financing receivable's balance in the Consolidated Statements of Financial Position.
Property, Plant, and Equipment
Property is stated at cost and includes construction-related labor, materials, overhead and capitalized interest. Property for FERC-Regulated entities also includes equity AFUDC. Equity AFUDC represents the capitalization of the estimated average cost of equity during construction projects and is recorded as a credit to allowance for funds used during construction in our Consolidated Statements of Operations. Expenditures for maintenance and repairs are charged to expense when incurred. Property, plant and equipment is depreciated over its estimated useful life using the straight-line method. See Note 6, "Property, Plant, and Equipment and Intangible Assets" to the Consolidated Financial Statements.
Certain regulated properties are accounted for under ASC 980, which in some cases requires that the cost of regulated property retired or sold, plus removal costs, less salvage, be charged to accumulated depreciation. For regulated property, depreciation studies to assess the estimated useful lives of the asset are typically conducted as part of rate proceedings or tariff filings. Changes in economic lives, if applicable, are implemented prospectively as of the approved effective date. See Note 17, "Regulatory Matters" to the Consolidated Financial Statements.
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
Other Significant Accounting Policies

Footnote	Title
Note 1	Equity Method Investments
Note 4	Revenue
Note 7	Income Taxes
Note 9	Fair Value
Note 11	Leases
Note 14	Reportable Segments
Note 16	Acquisition
Note 17	Regulation
NOTE 3 — NEW ACCOUNTING PRONOUNCEMENTS
Recently Adopted Pronouncements
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The amendments improve transparency of income tax disclosure requirements, primarily through enhanced disclosures of rate reconciliation and income taxes paid. The amendments are effective for annual reporting periods beginning after December 15, 2024. We adopted this ASU effective for the year ended December 31, 2025, and applied the disclosure requirements retrospectively to all prior periods presented. See Note 7, "Income Taxes," to the Consolidated Financial Statements.

DT Midstream, Inc.
Notes to Consolidated Financial Statements

Recently Issued Pronouncements
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
In December 2025, the FASB issued ASU No. 2025‑10, Government Grants (Topic 832): Accounting for Government Grants Received by Business Entities. This update establishes authoritative GAAP for accounting for government grants received by business entities, replacing prior diversity that arose from analogies to IAS 20 or not‑for‑profit guidance. The guidance also introduces enhanced disclosures regarding the nature, terms, and financial statement effects of government grants. The amendments are effective for annual reporting periods beginning after December 15, 2028, and interim reporting periods within those annual periods. Early adoption is permitted. The Company is currently evaluating the impact of this standard's adoption on our Consolidated Financial Statements.
In December 2025, the FASB issued ASU No. 2025‑11, Interim Reporting (Topic 270): Narrow‑Scope Improvements. The amendments clarify the types of interim financial statements subject to ASC 270, reorganize interim disclosure requirements by consolidating cross‑Topic disclosures into a single framework, and introduce a disclosure principle requiring entities to describe material events occurring after the most recent annual reporting period. The amendments are effective for interim reporting periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the impact of this standard's adoption on our interim financial reporting and interim disclosures.
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

DT Midstream, Inc.
Notes to Consolidated Financial Statements

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
Disaggregation of Revenue
The following is a summary of revenues disaggregated by segment:

	Year Ended December 31,
	2025	2024	2023
	(millions)
Pipeline (a)	$687	$443	$377
Gathering	556	538	545
Total operating revenues	$1,243	$981	$922
__________________________________
(a) Includes revenues outside the scope of ASC 606 primarily related to contracts accounted for as leases of $78 million, $9 million and $7 million for the years ended December 31, 2025, 2024 and 2023, respectively. The lease income increased for the year ended December 31, 2025 from the operating lease obtained as part of the Midwest Pipeline Acquisition.
Nature of Services
We primarily provide two types of revenue services: firm service and interruptible service. Firm service revenue contracts provide for fixed revenue commitments regardless of actual volumes of natural gas that flow, which leads to more stable operating performance, revenues and cash flows and limits our exposure to natural gas price fluctuations. Firm service revenue contracts are typically long-term and structured using fixed demand charges or MVCs with fixed deficiency fee rates. Contracts structured using fixed demand charges contain a performance obligation of a stand-ready series of distinct services that are substantially the same with the same pattern of transfer to the customer, therefore revenue is recognized ratably over time. Contracts structured using MVCs with fixed deficiency fee rates require customers to transport or store a minimum volume of natural gas over a specified time period. If a customer fails to meet its MVCs for the specified time period, the contract consideration includes a fixed rate for the actual volumes gathered, transported or stored, and a deficiency fee for the shortfall between the MVCs and the actual volumes gathered, transported, or stored. If a customer exceeds its MVC for the specified time period, the contract consideration is based on fixed rates for the actual volumes gathered, transported, or stored. The contract consideration is allocated to each distinct monthly performance obligation, consistent with the allocation objective and based upon the level of effort required to satisfy the service obligation. Revenues are generally recognized over time based on the output measure of natural gas volumes gathered, transported, or stored, with the recognition of the deficiency fee revenue in the period when it is known the customer cannot make up the deficient volumes in the specified time period. Interruptible service revenue contracts typically contain fixed rates, with total consideration dependent on actual natural gas volumes that flow. Interruptible service revenues are recognized over time based on the output measure of natural gas volumes gathered, transported, or stored. Certain of our contracts allow for the recovery of production-related operating expenses, which are offsetting in revenue and operating expense. Recovery of production-related operating expenses were $61 million, $51 million and $53 million for the years ended December 31, 2025, 2024 and 2023, respectively.

DT Midstream, Inc.
Notes to Consolidated Financial Statements

Contract Liabilities
The following is a summary of contract liability activity:

	2025	2024
	(millions)
Balance as of January 1	$153	$129
Increases due to cash received or receivable, excluding amounts recognized as revenue during the period (a)	69	47
Revenue recognized that was included in the balance at the beginning of the period	(37)	(23)
Balance as of December 31	$185	$153
__________________________________
(a) During the year ended December 31, 2025 and 2024, we collected prepayment amounts from customers under various long-term revenue contracts on Ohio Utica Gathering, Appalachia Gathering, Blue Union Gathering and LEAP.
Contract liabilities generally represent amounts paid by or receivable from customers for which the associated performance obligation has not yet been satisfied. Contract liabilities associated with these services are recognized upon delivery of the service to the customer.
The following table presents contract liability amounts as of December 31, 2025 that are expected to be recognized as revenue in future periods:

(millions)
2026	$25
2027	24
2028	22
2029	22
2030	22
2031 and thereafter	70
Total	$185
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
The following table presents revenue amounts related to fixed consideration associated with unsatisfied performance obligations as of December 31, 2025 that are expected to be recognized as revenue in future periods:

(millions)
2026	$259
2027	209
2028	154
2029	126
2030	106
2031 and thereafter	287
Total	$1,141

DT Midstream, Inc.
Notes to Consolidated Financial Statements

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
As of December 31, 2025 and December 31, 2024, we had capitalized costs to obtain or fulfill a contract of $17 million and $18 million, respectively, which are included in other current assets and other noncurrent assets in the accompanying Consolidated Statements of Financial Position. During the years ended December 31, 2025, 2024 and 2023 we recognized $1 million of amortization expense related to such capitalized costs.
Major Customers
The following table summarizes customers which represent 10% or more of our total revenue for the years ended December 31, 2025, 2024 and 2023. Both Pipeline and Gathering segments provide services to these customers.

	2025		2024		2023
	Customer	Percentage	Customer	Percentage	Customer	Percentage
	Revenue	of Total	Revenue	of Total	Revenue	of Total
Customer:	(millions, except percentages)
Expand Energy	$560	45%	$555	56%	$560	60%
NOTE 5 — GOODWILL
We have goodwill that resulted from business combinations. The carrying value of goodwill is evaluated for impairment on an annual basis or whenever events or circumstances indicate that the value of goodwill may be impaired. We performed our annual impairment test as of October 1, 2025 and determined that the estimated fair value of each reporting unit exceeded its carrying value, and no impairment existed. During the year ended December 31, 2025, we recorded a net $5 million increase to Pipeline goodwill related to measurement period adjustments from the Midwest Pipeline Acquisition completed December 31, 2024. See Note 16, "Acquisition" to the Consolidated Financial Statements.
The following is the summary of the change in the carrying amount of goodwill:

	2025	2024
	(millions)
Balance at January 1	$776	$473
Goodwill attributable to the Midwest Pipeline Acquisition (including measurement period adjustments)	5	303
Balance at December 31	$781	$776
The following is a summary of the carrying value of goodwill by reporting unit:

	December 31,
	2025	2024
	(millions)
Pipeline	$361	$356
Gathering	420	420
Total goodwill	$781	$776
While we believe the estimates and assumptions in the estimated fair value are reasonable, the actual results may differ from projections. To the extent projected results or cash flows are revised downward, the reporting unit may be required to write down all or a portion of its goodwill, which would adversely impact our earnings.

DT Midstream, Inc.
Notes to Consolidated Financial Statements

NOTE 6 — PROPERTY, PLANT, AND EQUIPMENT AND INTANGIBLE ASSETS
Property, Plant, and Equipment
The following is a summary of Property, plant, and equipment by classification:

	Average Estimated Useful Life	December 31,
		2025	2024
	(years)	(millions)
Property, plant, and equipment
Land and other non-depreciable assets	N/A	$105	$105
Rights of way and easements	25 to 53	168	168
Pipelines and interconnects	10 to 95	4,699	4,437
Facilities and processing plants	7 to 50	1,656	1,364
Wells and well equipment	40 to 70	70	70
General plant	3 to 40	73	60
Construction in progress	N/A	187	321
Total Property, plant, and equipment		6,958	6,525
Less accumulated depreciation		(1,192)	(998)
Net Property, plant, and equipment		$5,766	$5,527
Intangible Assets
The following is a summary of Intangible Assets by classification:

		December 31, 2025			December 31, 2024
	Useful Lives	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
		(millions)
Intangible assets subject to amortization
Customer relationships	3 - 40 years (a)	$2,262	$(403)	$1,859	$2,262	$(345)	$1,917
Contract intangibles	14 - 26 years	18	(15)	3	18	(14)	4
Total		$2,280	$(418)	$1,862	$2,280	$(359)	$1,921
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
The following table summarizes estimated customer relationships and contract intangibles amortization expense to be recognized during each year through 2030:

	2026	2027	2028	2029	2030
	(millions)
Estimated amortization expense	$60	$60	$59	$59	$56
Depreciation and Amortization
The following is a summary of depreciation and amortization expense by asset type:

	Year Ended December 31,
	2025	2024	2023
	(millions)
Property, plant, and equipment	$198	$152	$125
Customer relationships and other intangible assets, net	60	57	57
Total Depreciation and amortization	$258	$209	$182

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
Midwest Pipeline Acquisition
The Midwest Pipeline Acquisition, which closed on December 31, 2024, was treated as a deemed asset acquisition for federal and state income tax purposes pursuant to an Internal Revenue Code §338(h)(10) election. Accordingly, the majority of deferred income tax assets and liabilities of the acquired entities were eliminated as the tax bases were increased to fair market value which equals net book value. The election resulted in tax-deductible goodwill which was subject to revision during the applicable one-year measurement period. During the year ended December 31, 2025, we completed the tax purchase price allocation study under Internal Revenue Code §1060, and tax goodwill was adjusted accordingly.
As a result of changes to state apportionment factors and rates due to the Midwest Pipeline Acquisition, during the year ended December 31, 2024, the Company recorded a remeasurement to increase the existing deferred income tax liabilities of DT Midstream (acquiring entity) by $22 million which was charged to income tax expense.
Tax Legislation
On July 4, 2025, the OBBBA was signed into law in the U.S., which contains a broad range of tax reform provisions that amend, eliminate, and extend tax rules under the Inflation Reduction Act. Impacts to the Company of the OBBBA include permanent reinstatement of bonus depreciation on qualified property and modifications to the calculation for excess business interest expense limitation to the current tax estimate. The impact will defer the payment of a portion of our current federal tax for multiple years, but because our tax provision is based on both current and deferred tax, the impact to our income statement is not material.
As part of tax reform enacted in December 2024, the State of Louisiana implemented a flat 5.5% corporate income tax rate (previously tiered from 3.5% to 7.5%) effective January 1, 2025. In accordance with tax accounting guidance, DT Midstream recorded a deferred income tax benefit of $4 million as of December 31, 2024. Other enacted law changes include the repeal of the Louisiana franchise tax and increased state sales and use tax rates, which will take effect in future years and are not expected to have a material impact on the financial statements.
On July 8, 2022, the Commonwealth of Pennsylvania enacted House Bill 1342 which includes a corporate income tax rate reduction from 9.99% to 4.99% that will phase-in over a nine-year period.

DT Midstream, Inc.
Notes to Consolidated Financial Statements

Income before income taxes, by tax jurisdiction, was as follows:

	Year Ended December 31,
	2025	2024	2023
	(millions)
United States	$596	$502	$499
Canada	2	2	1
Total income before income taxes	$598	$504	$500
Our total Income Tax Expense varied from the statutory federal income tax rate for the following reasons:

	Year Ended December 31,
	2025		2024		2023
	Amount	Percent	Amount	Percent	Amount	Percent
	(millions, except percentages)
Income tax expense at U.S. federal statutory rate	$126	21.0%	$106	21.0%	$105	21.0%
State and local income taxes, net of federal income tax effect (a)	24	4.0%	33	6.6%	—	—
Other, net	(6)	(0.9)%	(2)	(0.3)%	(1)	(0.1)%
Income Tax Expense and Effective Income Tax Rate	$144	24.1%	$137	27.3%	$104	20.9%
_____________________________
(a) The state that contributed to the majority (greater than 50%) of the tax effect in this category was Louisiana in each of the years ended December 31, 2025, 2024, and 2023.
The State and local income taxes, net of federal effect line in the table above includes state deferred remeasurements recorded in each of the respective years discussed below.
Our 2025 effective tax rate includes $22 million of state and local statutory tax expense in addition to a $2 million expense driven by updates to state rates and apportionment factors primarily related to tax legislation, as discussed above.
Our 2024 effective tax rate includes $18 million of state and local statutory tax expense in addition to a $15 million expense driven by updates to state rates and apportionment factors, primarily related to the Midwest Pipeline Acquisition and tax legislation, as discussed above.
Our 2023 effective tax rate includes $18 million of state and local statutory tax expense offset by the impact of state tax rate changes of an $18 million benefit driven by changes in tax status and updates to state apportionment which were completed in 2023 as a part of ongoing corporate tax structuring, simplification initiatives, and initial post-separation full-year tax return filings.

DT Midstream, Inc.
Notes to Consolidated Financial Statements

Components of Income tax expense were as follows:

	Year Ended December 31,
	2025	2024	2023
	(millions)
Current income tax expense (benefit)
Federal	$1	$13	$(4)
State and other	6	4	(2)
Total current income tax expense (benefit)	7	17	(6)
Deferred income tax expense
Federal	114	84	109
State and other	23	36	1
Total deferred income tax expense	137	120	110
Total Income Tax Expense	$144	$137	$104
Deferred tax assets and liabilities are recognized for the estimated future tax effect of temporary differences between the tax basis of assets or liabilities and the reported amounts in our Consolidated Financial Statements. We believe it is more likely than not that we will generate sufficient taxable income in future periods to realize our deferred tax assets.
Deferred tax assets (liabilities) were comprised of the following:

	December 31,
	2025	2024
	(millions)
Deferred income tax balance components
Property, plant, and equipment	$(403)	$(369)
Federal net operating loss carry-forward	110	117
State and local net operating loss carry-forward, net of federal benefit	86	75
Investment in equity method investees and partnerships	(1,057)	(970)
Other	(6)	18
Net deferred income tax liability	$(1,270)	$(1,129)

Total deferred income tax assets and liabilities
Deferred income tax assets	$271	$266
Deferred income tax liabilities	(1,541)	(1,395)
Net deferred income tax liability	$(1,270)	$(1,129)
We have recorded a deferred tax asset related to a federal net operating loss carry-forward of $110 million as of December 31, 2025. U.S. federal net operating losses will be available to be carried forward indefinitely and available to offset 80% of taxable income in future years.
We have recorded state and local deferred tax assets related to net operating loss carry-forwards of $86 million as of December 31, 2025. Of the state and local net operating loss carry-forwards, $80 million can be carried indefinitely and $6 million will expire from 2031 through 2043 and are available to offset varying amounts of taxable income in future years.

DT Midstream, Inc.
Notes to Consolidated Financial Statements

Income taxes paid, net of refunds received, were as follows:

	Year Ended December 31,
	2025	2024	2023
	(millions)
Federal	$2	$7	$6
Foreign - Canada	1	—	—
State and local
Michigan	2	3	3
Minnesota	1	—	—
Pennsylvania	(3)	—	6
West Virginia	1	—	1
Other	1	2	6
Total state and local	2	5	16
Total Income Taxes Paid	$5	$12	$22
Amounts paid to Canada reflect Canadian federal corporate tax withholding. Foreign tax expense was not material to the Company’s effective tax rate for the periods presented.
Uncertain Tax Positions
As of December 31, 2025 and 2024, we did not have any unrecognized tax benefits. Our income tax returns remain subject to examination by federal, state, and local taxing jurisdictions.
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
In November 2024, we issued 4,168,750 common shares at a price to the public of $101.00 per share and received net proceeds of approximately $406 million which was used to partially fund the Midwest Pipeline Acquisition. See Note 16, "Acquisition" to the Consolidated Financial Statements.
The following is a reconciliation of basic and diluted earnings per share:

	Year Ended December 31,
	2025	2024	2023
	(millions, except per share amounts)
Basic and Diluted Earnings per Common Share
Net Income Attributable to DT Midstream	$441	$354	$384
Average number of common shares outstanding — basic	101.6	97.6	96.9

Incremental shares attributable to:
Average dilutive restricted stock units and performance share awards	0.9	0.8	0.6
Average number of common shares outstanding — diluted	102.5	98.4	97.5

Basic Earnings per Common Share	$4.34	$3.63	$3.97
Diluted Earnings per Common Share	$4.30	$3.60	$3.94

DT Midstream, Inc.
Notes to Consolidated Financial Statements

We declared the following cash dividends:

Dividends Declared	Dividend Amount		Dividend Payment Date
(quarter ended)	(per-share)	(millions)
2023
March 31	$0.69	$67	April 2023
June 30	$0.69	$67	July 2023
September 30	$0.69	$67	October 2023
December 31	$0.69	$67	January 2024
2024
March 31	$0.735	$71	April 2024
June 30	$0.735	$71	July 2024
September 30	$0.735	$71	October 2024
December 31	$0.735	$75	January 2025
2025
March 31	$0.820	$83	April 2025
June 30	$0.820	$83	July 2025
September 30	$0.820	$83	October 2025
December 31	$0.820	$83	January 2026
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

DT Midstream, Inc.
Notes to Consolidated Financial Statements

Fair Value of Financial Instruments
The following table presents the carrying amount and fair value of financial instruments:

	December 31, 2025				December 31, 2024
	Carrying	Fair Value			Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3	Amount	Level 1	Level 2	Level 3
	(millions)
Cash equivalents (a)	$23	$—	$23	$—	$—	$—	$—	$—
Long-term notes receivable — related party	4	—	—	4	4	—	—	4
Short-term borrowings (a)	—	—	—	—	150	—	150	—
Long-term debt (b)	$3,324	$—	$3,318	$—	$3,319	$—	$3,136	$—
______________________________________
(a)Cash equivalents and Short-term borrowings are stated at cost, which approximates fair value.
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
Debt Issuances
In November 2024, we issued $650 million in aggregate principal amount of 5.800% senior notes due December 2034. At issuance, the 2034 Notes were guaranteed by certain of our subsidiaries and secured by a first priority lien on certain assets of DT Midstream and our subsidiary guarantors that secure our existing credit facilities. The collateral was released on May 16, 2025 following an Investment Grade Event under the respective indenture. In the event of a Reversion Event (as defined in the respective indenture), the collateral is required to be reinstated. As part of the issuance of the 2034 Notes, we capitalized debt issuance costs and discount costs of approximately $5 million and $1 million, respectively.
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
Interest Expense
The following table summarizes our interest expense:

	Year Ended December 31,
	2025	2024	2023
	(millions)
Interest expense	$169	$163	$170
Capitalized interest	(8)	(10)	(20)
Total interest expense, net	$161	$153	$150

DT Midstream, Inc.
Notes to Consolidated Financial Statements

Long-Term Debt
The following is a summary of long-term debt:

			Maturity	December 31,	December 31,
Title	Type	Interest Rate	Date	2025	2024
				(millions)
2029 Notes	Senior Notes (a)	4.125%	2029	$1,100	$1,100
2031 Notes	Senior Notes (a)	4.375%	2031	1,000	1,000
2032 Notes	Senior Notes (b), (c)	4.300%	2032	600	600
2034 Notes	Senior Notes (a), (c)	5.800%	2034	650	650
Long-term debt principal				3,350	3,350
Unamortized debt discount				(1)	(1)
Unamortized debt issuance costs				(25)	(30)
Long-term debt, net				$3,324	$3,319
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

The following table presents scheduled debt maturities, excluding any unamortized discount on debt:

	2026	2027	2028	2029	2030 and thereafter	Total
	(millions)
Debt maturities	$—	—	—	1,100	2,250	$3,350
Short-Term Credit Arrangements and Borrowings
The following table presents the availability under the Revolving Credit Facility:

December 31,
2025
(millions)
Total availability
Revolving Credit Facility, expiring December 2029 (a)	$1,000
Amounts outstanding
Revolving Credit Facility borrowings	—
Letters of credit (b)	17
17
Net availability	$983
______________________________
(a) The collateral was released on May 16, 2025 following an Investment Grade Event under the Credit Agreement. To the extent the collateral is reinstated under either of the 2032 Notes or the 2034 Notes, the collateral would also be reinstated under the Credit Agreement.
(b) This amount includes $16 million of letters of credit issued to third-party creditors on behalf of Millennium to support its outstanding debt obligations.
Borrowings under the Revolving Credit Facility, if any, are used for general corporate purposes, acquisitions, and letter of credit issuances to support our operations and liquidity. The 2024 amendment costs of the Revolving Credit Facility of $3 million were capitalized during the year ended December 31, 2024. Revolving Credit Facility issuance and amendment costs, net of amortization, of $6 million and $7 million as of December 31, 2025 and 2024, respectively, are included in other noncurrent assets in our Consolidated Statements of Financial Position and are being amortized over the remaining term of the Revolving Credit Facility.
On May 16, 2025, an Investment Grade Event occurred under our Credit Agreement which, among other changes, automatically released the guarantees and collateral supporting our obligations under the Credit Agreement.

DT Midstream, Inc.
Notes to Consolidated Financial Statements

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
From and after the occurrence of the Investment Grade Event, the Credit Facility requires maintenance of (i) only the maximum consolidated net leverage ratio. The maximum consolidated net leverage ratio is set at 5 to 1 (except, that the Company may elect to temporarily step up the maximum consolidated net leverage ratio to 5.5 to 1 for a period of up to three fiscal quarters after the consummation of an acquisition or investment involving consideration exceeding $50 million). The consolidated net leverage ratio means the ratio of net debt determined in accordance with GAAP to annual consolidated EBITDA, as defined in the Credit Agreement. The Credit Agreement definition of annual consolidated EBITDA excludes EBITDA from equity method investees, but includes dividends and distributions from equity method investees. As of December 31, 2025, the consolidated net leverage ratio was 2.9 to 1 and we were in compliance with the financial covenant.
Dividend Restrictions
Upon the occurrence of the Investment Grade Event, the dividend restrictions under the indentures governing our Senior Notes were terminated and the negative covenants under the Credit Agreement related to dividends were amended automatically to provide for additional flexibility.
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

DT Midstream, Inc.
Notes to Consolidated Financial Statements

The components of lease cost for the following years includes:

	Year Ended December 31,
	2025	2024	2023
	(millions)
Operating lease cost	$20	$21	$20
Short-term lease cost	3	3	3
	$23	$24	$23
Operating lease cost includes amortization of operating lease right-of-use assets and other related costs. We have elected not to apply the lease balance sheet recognition requirements to short-term leases with a term of 12 months or less. Operating and short-term lease costs are recorded to operation and maintenance in our Consolidated Statements of Operations.
Other relevant information related to leases for the following years includes:

	Year Ended December 31,
	2025	2024	2023
Supplemental Cash Flows Information	(millions, except years and percentages)
Cash paid for amounts included in the measurement of these liabilities:
Operating cash flows for operating leases	$20	$21	$21
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$19	$29	$25
Weighted Average Remaining Lease Term
Operating leases	3.8 years	3.9 years	4.4 years
Weighted Average Discount Rate
Operating leases	5.1%	5.3%	4.8%
Future minimum lease payments under leases for remaining periods as of December 31, 2025 are as follows:

Operating Leases
(millions)
2026	$18
2027	17
2028	7
2029	3
2030	3
2031 and thereafter	5
Total future minimum lease payments	53
Imputed interest	(5)
Lease liabilities	$48
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
We lease certain assets under an operating lease for a pipeline which commenced in December 2018. The lease is comprised of fixed payments with a remaining term of 13 years. The operating lease does not have renewal provisions or options to purchase the assets at the end of the lease and does not have termination for convenience provisions. The lease term extends to the end of the estimated economic life of the leased assets, thereby resulting in no residual value.
Guardian has agreements with various subsidiaries of a single parent company that results in the use of substantially all the pipeline's capacity through 2029 and represents an operating lease.

DT Midstream, Inc.
Notes to Consolidated Financial Statements

Fixed lease income associated with the operating leases was $78 million, $9 million, and $7 million for the years ended December 31, 2025, 2024 and 2023, respectively. Fixed lease income is reported in Operating revenues in our Consolidated Statements of Operations. Depreciation expense associated with the property under the operating leases was $17 million, $3 million, and $3 million for the years ended December 31, 2025, 2024 and 2023, respectively.
Future minimum rental revenues for remaining periods as of December 31, 2025 are as follows:

Operating Lease
(millions)
2026	$73
2027	72
2028	72
2029	61
2030	9
2031 and thereafter	70
Total future minimum rental revenues	$357
Property under the operating leases is as follows:

	December 31,
	2025	2024
	(millions)
Gross property under operating leases	$512	$484
Accumulated amortization of property under operating leases	$34	$17

DT Midstream, Inc.
Notes to Consolidated Financial Statements

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
Guarantees
In certain limited circumstances, we enter into contractual guarantees. We may guarantee another entity's obligation in the event it fails to perform and may provide guarantees in certain indemnification agreements. We did not have any guarantees of other parties' obligations as of December 31, 2025.
Purchase Commitments
As of December 31, 2025, we were party to long-term purchase commitments relating to a variety of goods and services required for our business. We estimate lifetime purchase commitments of approximately $90 million, due in the periods shown below.

(millions)
2026	$16
2027	15
2028	13
2029	13
2030	11
2031 and thereafter	22
Total	$90
Surety Bonds
In certain limited circumstances, we enter into contracts that require us to obtain external surety bonds to secure our payment and performance. We agree to indemnify the issuers of these surety bonds for amounts, if any, paid by them under these agreements. In the event that any surety bonds are called for non-performance, we would be obligated to reimburse the issuer of the surety bond. In February 2025, certain surety bonds valued at $21 million were terminated. The maximum potential indemnification under our surety bond agreements as of December 31, 2025 is $11 million.
Vector Line of Credit
We are the lender under a revolving term credit facility to Vector, the borrower, in the amount of CAD $70 million. The credit facility was executed in response to the passage of Canadian regulations requiring oil and gas pipelines to demonstrate their financial ability to respond to a catastrophic event and exists for the sole purpose of satisfying these regulations. Vector may only draw upon the facility if the funds are required to respond to a catastrophic event. The maximum potential payout as of December 31, 2025 is USD $51 million. The funding of a loan under the terms of the revolving term credit facility is considered remote.
Clean Fuels Gathering Contingent Payments
A gas supply agreement at Clean Fuels Gathering requires contingent payments from DT Midstream of up to $34 million upon the completion of certain milestones, including cumulative production and income tax credits, and variable payments under a sharing mechanism. As of December 31, 2025, one milestone had been achieved related to verification of gas production volumes and $10 million was paid and recorded as a prepaid asset. The remaining unamortized prepaid asset is $1 million and $8 million in current and long-term other assets, respectively, in DT Midstream's Consolidated Statements of Financial Position as of December 31, 2025.

DT Midstream, Inc.
Notes to Consolidated Financial Statements

Contingent Liability
In order to comply with certain state environmental regulations, we have an obligation to restore pipeline right-of-way slope failures that may arise in the ordinary course of business in the Utica and Marcellus formations. We completed evaluations of all locations, which were prioritized based on the severity and proximity of the slope failures, and used updated cost information to assess the adequacy of the estimate for the contingent liability accrual. As of December 31, 2025 and December 31, 2024, we had accrued contingent liabilities of $2 million and $3 million, respectively, for future slope restoration expenditures. The accrual is included in other current liabilities and other liabilities in the Consolidated Statements of Financial Position. While restoration is ongoing, we believe the accrued amounts are sufficient to cover estimated future expenditures.
Stonewall Litigation
On November 27, 2024, Antero Resources Corporation ("Antero") filed a lawsuit against Stonewall regarding the application of certain rate provisions under the Agreement between the parties dated June 20, 2014. On December 12, 2025, the Third Division of the Business Court of Texas issued an Order granting Antero’s Motion for Summary Judgment related to one aspect of the dispute. On January 12-16, 2026, trial was held on the remaining issues. The Company is awaiting a verdict and has the right to appeal.
Stonewall intends to continue to defend against Antero’s claim. The Company estimates the range of loss to be $0 to $55 million, and could result in a material impact to the rates charged to Antero going forward. No accrual has been recorded in the accompanying consolidated financial statements related to this matter, as a loss is deemed not probable. While the ultimate outcome of this matter cannot be predicted with certainty, an unfavorable resolution could have a material adverse effect on the Company’s financial position, results of operations, or cash flows.
NOTE 13 — STOCK-BASED COMPENSATION AND DEFINED CONTRIBUTION PLANS
The DT Midstream, Inc. Long-Term Incentive Plan permits the grant of incentive and nonqualified stock options, stock appreciation rights, restricted stock awards and restricted stock units, performance share awards, and performance units to employees, consultants and members of DT Midstream's Board of Directors. As a result of a restricted stock award grant, restricted stock unit or performance share award settlement, or by exercise of a stock option, we may issue common stock from our authorized but unissued common stock and/or from outstanding common stock acquired by or on behalf of DT Midstream in the participant's name. Key provisions of the DT Midstream Plan are:
•Authorized limit as of December 31, 2025 was 10,000,000 shares of common stock. The authorized limit increases annually on January 1 by the lesser of 1,750,000 shares of common stock or the amount determined by the DT Midstream Board of Directors.
•Prohibits the grant of a stock option with an exercise price that is less than the fair market value of DT Midstream's stock on the grant date.
The following table summarizes our stock-based compensation expense and the related income tax benefit:

	Year Ended December 31,
	2025	2024	2023
	(millions)
Stock-based compensation expense	$26	$23	$20
Tax benefit	$6	$5	$5
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
The following table summarizes restricted stock unit activity for the year ended December 31, 2025:

	Restricted Stock Units	Weighted- Average Grant Date Fair Value
	(thousands)	(per share)
Nonvested as of December 31, 2024	461	$51.37
Granted (a)	105	92.35
Forfeited	(10)	81.04
Vested	(237)	45.89
Nonvested as of December 31, 2025	319	$68.20
____________________________________
(a)Includes initial grants and dividends reinvested.
The weighted-average grant date fair value of restricted stock units granted, excluding dividends reinvested, during the years ended December 31, 2025, 2024 and 2023 was $99.05, $62.63 and $52.66, respectively. The intrinsic value of restricted stock units vested and issued during the years ended December 31, 2025, 2024 and 2023 was $25 million, $7 million, and $8 million, respectively.
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
The following table summarizes performance share award activity for the year ended December 31, 2025:

	Performance Share Awards	Weighted- Average Grant Date Fair Value
	(thousands)	(per share)
Nonvested as of December 31, 2024	701	$64.38
Granted (a)	376	83.42
Forfeited	(18)	72.90
Settled	(364)	72.97
Nonvested as of December 31, 2025	695	$69.95
_____________________________________
(a)Includes initial grants, dividends reinvested and shares added for achievement of final performance objectives on settled awards.
The weighted-average grant date fair value of performance share awards granted, excluding dividends reinvested, during the years ended December 31, 2025, 2024 and 2023 was $99.79, $52.05 and $53.74, respectively. The intrinsic value of performance share awards settled during the years ended December 31, 2025, 2024 and 2023 was $35 million, $10 million and $9 million, respectively.

DT Midstream, Inc.
Notes to Consolidated Financial Statements

Unrecognized Compensation Costs
As of December 31, 2025, we had $28 million of total unrecognized compensation costs related to non-vested stock incentive plan arrangements. The unrecognized compensation cost is expected to be recognized over a weighted-average period of 1.68 years.
Defined Contribution Plans
We sponsor defined contribution retirement savings plans, and participation in one of these plans is available to substantially all employees. We match employee contributions up to certain predefined and Internal Revenue Service limits based on eligible compensation and each employee's contribution rate, and contribute additional amounts in lieu of traditional pension and post-employment healthcare benefits. DT Midstream's cost for these plans was $10 million, $7 million and $7 million for the years ended December 31, 2025, 2024 and 2023, respectively.
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
The Pipeline segment owns and operates interstate and intrastate natural gas pipelines, storage systems, and natural gas gathering lateral pipelines. The Pipeline segment also has interests in equity method investees that own and operate interstate natural gas pipelines. The segment is engaged in the transportation and storage of natural gas for intermediate and end user customers. The DTM Interstate Transportation assets and results of operations after the December 31, 2024 acquisition date are presented in our Pipeline segment.
The Gathering segment owns and operates gas gathering systems. The segment is engaged in collecting natural gas from points at or near customers’ wells for delivery to plants for treating, to gathering pipelines for further gathering, or to pipelines for transportation, as well as associated ancillary services. The Clean Fuels Gathering assets and results of operations after the July 1, 2024 acquisition date are presented in our Gathering segment.
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
Inter-segment billing for goods and services exchanged between segments is based upon contracted prices of the provider. Inter-segment billings were not significant for the years ended December 31, 2025, 2024 and 2023.

DT Midstream, Inc.
Notes to Consolidated Financial Statements

Financial data for our business segments follows:

	Year Ended December 31, 2025
	Pipeline	Gathering	Total Reportable Segments	Eliminations	Total Consolidated
	(millions)
Revenues
Operating revenues	$687	$556	$1,243	$—	$1,243
Operating Expenses
Operation and maintenance	134	195	329	—	329
Depreciation and amortization	111	147	258	—	258
Taxes other than income	27	15	42	—	42
Other (Income) and Deductions
Interest expense	51	110	161	—	161
Interest income	(1)	(1)	(2)	—	(2)
Earnings from equity method investees	(138)	—	(138)	—	(138)
Other income	(1)	(4)	(5)	—	(5)
Income Tax Expense	121	23	144	—	144
Less: Net Income Attributable to Noncontrolling Interests	13	—	13	—	13
Net Income Attributable to DT Midstream	$370	$71	$441	$—	$441

Capital expenditures	$176	$250	$426	$—	$426

	December 31, 2025
Investments in equity method investees	$1,253	$—	$1,253	$—	$1,253
Total Assets	$5,297	$4,783	$10,080	$—	$10,080

DT Midstream, Inc.
Notes to Consolidated Financial Statements

	Year Ended December 31, 2024
	Pipeline	Gathering	Total Reportable Segments	Eliminations	Total Consolidated
	(millions)
Revenues
Operating revenues	$443	$538	$981	$—	$981
Operating Expenses
Operation and maintenance	68	176	244	—	244
Depreciation and amortization	74	135	209	—	209
Taxes other than income	22	17	39	—	39
Other (Income) and Deductions
Interest expense	47	106	153	—	153
Interest income	(4)	(3)	(7)	—	(7)
Earnings from equity method investees	(162)	—	(162)	—	(162)
Loss from financing activities	3	2	5	—	5
Other income	(1)	(3)	(4)	—	(4)
Income Tax Expense	107	30	137	—	137
Less: Net Income Attributable to Noncontrolling Interests	13	—	13	—	13
Net Income Attributable to DT Midstream	$276	$78	$354	$—	$354

Capital expenditures	73	$277	$350	$—	$350
Acquisition accounted for as a business combination	$1,198	$—	$1,198	$—	$1,198

	December 31, 2024
Investments in equity method investees	$1,297	$—	$1,297	$—	$1,297
Total Assets	$5,274	$4,661	$9,935	$—	$9,935

	Year Ended December 31, 2023
	Pipeline	Gathering	Total Reportable Segments	Eliminations	Total Consolidated
	(millions)
Revenues
Operating revenues	$377	$545	$922	$—	$922
Operating Expenses
Operation and maintenance	55	190	245	—	245
Depreciation and amortization	69	113	182	—	182
Taxes other than income	15	13	28	—	28
Asset (gains) losses and impairments, net	(4)	—	(4)	—	(4)
Other (Income) and Deductions
Interest expense	55	95	150	—	150
Interest income	(1)	—	(1)	—	(1)
Earnings from equity method investees	(177)	—	(177)	—	(177)
Other income	—	(1)	(1)	—	(1)
Income Tax Expense	75	29	104	—	104
Less: Net Income Attributable to Noncontrolling Interests	12	—	12	—	12
Net Income Attributable to DT Midstream	$278	$106	$384	$—	$384

Capital expenditures and acquisitions	$255	$517	$772	$—	$772

	December 31, 2023
Investments in equity method investees	$1,762	$—	$1,762	$—	$1,762
Total Assets	$4,439	$4,543	$8,982	$—	$8,982

DT Midstream, Inc.
Notes to Consolidated Financial Statements

NOTE 15 — RELATED PARTY TRANSACTIONS
Transactions between DT Midstream and our equity method investees have been presented as related party transactions in the accompanying Consolidated Financial Statements.
The following is a summary of our balances with related parties:

	December 31,
	2025	2024
	(millions)
Notes receivable from Vector — long-term	$4	$4
Current Liabilities — Other	$1	$1
DT Midstream had related party transactions presented in Operation and maintenance and Other expense in our Consolidated Statements of Operations during the years ended December 31, 2025, 2024 and 2023 of $2 million, $2 million and $1 million, respectively.
NOTE 16 — ACQUISITION
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

DT Midstream, Inc.
Notes to Consolidated Financial Statements

The components of the final purchase price allocation as of the acquisition date, reflecting measurement period-adjustments, are as follows:

December 31,
2024
(millions)
Assets
Accounts receivable	$19
Other current assets	10
Property, plant, and equipment, net	933
Goodwill	308
Customer relationship intangible assets	11
Regulatory assets	10
Other assets	17
$1,308

Liabilities
Accounts payable	$12
Property taxes payable	5
Other current liabilities	3
Regulatory liabilities	90
Other liabilities	10
$120
Total cash consideration	$1,188
NOTE 17 — REGULATORY MATTERS
Significant Accounting Policy – Regulation
Guardian, Midwestern and Viking are subject to rate regulation and accounting requirements of FERC. The regulated operations of each of these subsidiaries have rates that are (i) established by independent, third-party regulators, (ii) set at levels that will recover our costs when considering the demand and competition for our services and (iii) charged to and collectible from our customers. Accordingly, we follow the accounting for regulated operations as defined in ASC 980 for these pipelines, which results in differences in the application of GAAP between our regulated and non-regulated businesses. During the rate-making process, FERC sets the framework for what we can charge to and collect from our customers for our services and establish the manner that our costs are accounted for, including allowing us to defer recognition of certain costs and permitting cost recovery through rates over time as opposed to expensing such costs as incurred. Examples include costs for fuel and losses, contributions in aid of construction, charges for depreciation, gains or losses on disposition of assets and deferral of tax benefits related to changes in tax rates.
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

DT Midstream, Inc.
Notes to Consolidated Financial Statements

The following includes balances and descriptions of our regulatory assets and liabilities:

	December 31,
	2025	2024
		(millions)
Regulatory Assets
Recoverable income taxes related to AFUDC equity	$9	$7
Load Management Services Cost Recovery Mechanism	3	2
Electric Cost Tracker	3	—
Other regulatory assets	—	1
	$15	$10

Regulatory Liabilities
Refundable federal income taxes	$77	$79
Removal costs liability	13	11
	$90	$90
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
•Electric Cost Tracker - The mechanism provides for the recovery of electric power costs incurred to operate our electric-driven compressor stations. Under the provisions of the applicable tariff, the tracker balance is reset annually or semi‑annually through adjustments to the Electric Cost Tracker rate, as required, to reflect updated electric cost levels. As the Electric Cost Tracker functions as a pass‑through of actual electric expenditures to customers, the associated regulatory asset is not included in rate base and does not earn a return or accrue carrying charges.
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

DT Midstream, Inc.
Notes to Consolidated Financial Statements

Rate Case Settlements
The FERC approval dates for the most recent FERC rate proceedings for Guardian, Midwestern and Viking were February 15, 2023, May 3, 2022 and July 31, 2024, respectively. As of December 31, 2025, there were no open FERC rate proceedings for these pipelines. The most recent approved rate proceeding for Guardian included a max tariff rate reduction of approximately 13%, effective April 1, 2025.
NOTE 18 — SUBSEQUENT EVENT
Dividend Declaration
On February 19, 2026, we announced that our Board of Directors declared a quarterly dividend of $0.88 per share of common stock. The dividend is payable to our stockholders of record as of March 16, 2026 and is expected to be paid on April 15, 2026.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
(a) Evaluation of disclosure controls and procedures
Management of DT Midstream carried out an evaluation, under the supervision and with the participation of DT Midstream's Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of DT Midstream's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2025, which is the end of the period covered by this report. Based on this evaluation, DT Midstream's CEO and CFO have concluded that such disclosure controls and procedures are effective in providing reasonable assurance that information required to be disclosed by DT Midstream in reports that it files or submits under the Exchange Act (i) is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms and (ii) is accumulated and communicated to DT Midstream's management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Due to the inherent limitations in the effectiveness of any disclosure controls and procedures, management cannot provide absolute assurance that the objectives of our disclosure controls and procedures will be attained.
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
On December 31, 2024, DT Midstream completed the acquisition of three FERC-regulated natural gas transmission pipelines (the "Midwest Pipeline Acquisition"). The operations and related processes of the wholly-owned subsidiaries acquired in the Midwest Pipeline Acquisition were integrated into DT Midstream's internal control over financial reporting framework during 2025 and were included in management's assessment of internal control over financial reporting as of December 31, 2025.
Management of DT Midstream has assessed the effectiveness of DT Midstream’s internal control over financial reporting as of December 31, 2025. In making this assessment, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013). Based on this assessment, DT Midstream's management concluded that, as of December 31, 2025, DT Midstream’s internal control over financial reporting was effective.
The effectiveness of DT Midstream's internal control over financial reporting as of December 31, 2025 has been audited by PricewaterhouseCoopers, LLP, an independent registered public accounting firm, as stated in their report which appears herein.
(c) Changes in internal control over financial reporting
There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
During the three months ended December 31, 2025, none of the Company’s directors or executive officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of the Company’s common stock that was intended to satisfy the affirmative defense conditions of Exchange Act Rule 10b5-1(c) or any "non-Rule 10b5-1 trading arrangement."

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.
PART III
Information required of DT Midstream by Part III (Items 10, 11, 12, 13 and 14) of this Form 10-K is incorporated by reference from DT Midstream's definitive Proxy Statement for our 2026 Annual Meeting of Common Shareholders to be held May 5, 2026. The Proxy Statement will be filed with the SEC pursuant to Regulation 14A not later than 120 days after the end of DT Midstream's fiscal year covered by this report on Form 10-K. The sections of the Proxy Statement from which such information is incorporated by reference are identified below.
Item 10. Directors, Executive Officers, and Corporate Governance
The information required by this item is incorporated by reference from the following sections of the Proxy Statement:
•"Board of Directors"
•"Corporate Governance"
•"Management"
Item 11. Executive Compensation
The information required by this item is incorporated by reference from the section titled "Executive Compensation."
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item with respect to security ownership of certain beneficial owners and management is incorporated by reference from the section titled "Security Ownership of Certain Beneficial Owners and Management."
Information regarding securities authorized for issuance under equity compensation plans is included in Part II, Item 5 of this Form 10‑K under the caption “Securities Authorized for Issuance Under Equity Compensation Plans."
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated by reference from the following sections of the Proxy Statement:
•"Certain Relationships and Related Party Transactions"
•"Director Independence and Categorical Standards"
Item 14. Principal Accountant Fees and Services
The information required by this item is incorporated by reference from the following sections of the Proxy Statement:
•"Proposal 2 — Ratification of Appointment of Independent Registered Public Accounting Firm"
•"Audit Committee Report"

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

4.1
First Supplemental Indenture, dated as of January 30, 2025, among DT Midstream, Inc., the Guaranteeing Subsidiaries and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.1 to DT Midstream's Annual Report on Form 10-K filed on February 26, 2025)

4.2
Second Supplemental Indenture, dated as of January 30, 2025, among DT Midstream, Inc., the Guaranteeing Subsidiaries and U.S. Bank Trust Company, National Association, as trustee and Notes Collateral Agent (incorporated by reference to Exhibit 4.2 to DT Midstream's Annual Report on Form 10-K filed on February 26, 2025)

Exhibit Number	Description

(iii) Exhibits incorporated by reference:

4.3
First Supplemental Indenture, dated as of January 30, 2025, among DT Midstream, Inc., the Guaranteeing Subsidiaries and U.S. Bank Trust Company, National Association, as trustee and Notes Collateral Agent (incorporated by reference to Exhibit 4.3 to DT Midstream's Annual Report on Form 10-K filed on February 26, 2025)

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

Exhibit Number	Description

(iii) Exhibits incorporated by reference:

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

Date:	February 19, 2026
DT MIDSTREAM, INC.
(Registrant)

		By:	/S/ DAVID J. SLATER
David J. Slater Chief Executive Officer, and Executive Chairman of DT Midstream, Inc.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of DT Midstream, Inc. and in the capacities and on the date indicated.

By:	/S/ DAVID J. SLATER	By:	/S/ JEFFREY A. JEWELL
	David J. Slater Chief Executive Officer, and Executive Chairman (Principal Executive Officer)		Jeffrey A. Jewell Executive Vice President, and Chief Financial Officer (Principal Financial Officer)

By:	/S/ JOSEPH P. FINLAND	By:	/S/ ANGELA ARCHON
	Joseph P. Finland Chief Accounting Officer (Principal Accounting Officer)		Angela Archon, Director

By:	/S/ STEPHEN BAKER	By:	/S/ ELAINE PICKLE
	Stephen Baker, Director		Elaine Pickle, Director

By:	/S/ ROBERT C. SKAGGS, JR.	By:	/S/ PETER TUMMINELLO
	Robert C. Skaggs, Jr., Director		Peter Tumminello, Director

By:	/S/ DWAYNE WILSON	By:
Dwayne Wilson, Director

Date: February 19, 2026