Form 10-Q
period 2026-03-31
DT Midstream, Inc.
filed 2026-04-30
CIK 1842022

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period ended March 31, 2026
Or
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒
Number of shares of common stock outstanding as of March 31, 2026:

Description	Shares
Common stock, par value $0.01	102,014,118

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

DEFINITIONS

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

MVC	Minimum volume commitment

MVP	Mountain Valley Pipeline, a 303-mile natural gas pipeline owned by Mountain Valley Pipeline, LLC which spans from West Virginia to Virginia and transports natural gas from the Marcellus and Utica shale regions to markets in the southeastern United States

NEXUS
NEXUS Gas Transmission, LLC, a joint venture that owns (i) a 256-mile interstate transportation pipeline and three compression facilities that transports Utica and Marcellus shale natural gas to Ohio, Michigan and Ontario market centers and (ii) Generation, in which DT Midstream owns a 50% interest

OBBBA	One Big Beautiful Bill Act, which was signed into law on July 4, 2025

Ohio Utica Gathering	A 26-mile gathering system, including compression and dehydration facilities, that gathers Utica shale natural gas from producer wells and delivers to a nearby processing plant

ONEOK	ONEOK, Inc., a publicly traded energy company engaged in the gathering, processing, storage, and transportation of natural gas, including through its ownership of ONEOK Partners Intermediate Limited Partnership and Border Midwestern Company

Revolving Credit Facility	DT Midstream's revolving credit facility issued under the Credit Agreement

SEC	Securities and Exchange Commission

SOFR	Secured Overnight Financing Rate

South Romeo	South Romeo Gas Storage Company, LLC, a joint venture which owns the Washington 28 Storage Complex, in which DT Midstream owns a 50% interest

Stonewall	A 68-mile gathering lateral pipeline, in which DT Midstream owns an 85% interest, that gathers Marcellus and Utica shale natural gas and delivers to the Columbia Pipeline

Susquehanna Gathering	A 198-mile gathering system that gathers Marcellus shale natural gas and delivers to Bluestone

Tennessee Pipeline	Tennessee Gas Pipeline Company, LLC, owned by Kinder Morgan, Inc.

Term Loan Facility	DT Midstream's term loan facility issued under the Credit Agreement, which was repaid in 2024

Texas Eastern Pipeline	Texas Eastern Transmission, LP, owned by Enbridge Inc.

Tioga Gathering	A 4-mile gathering system that gathers shale natural gas to the Eastern Gas Transmission system

U.S.	United States of America

USD	United States Dollar ($)

Vector
Vector Pipeline LP, a joint venture that owns a 348-mile interstate transportation pipeline and five compression facilities connecting Illinois, Indiana, Michigan, and Ontario market centers, in which DT Midstream owns a 40% interest

VIE	Variable Interest Entity

DEFINITIONS

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

FILING FORMAT

This Form 10-Q should be read in its entirety. This Form 10-Q should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements and with Management's Discussion and Analysis included in DT Midstream's 2025 Annual Report on Form 10-K.
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
•our ability to realize the anticipated benefits from acquisitions and manage the risks associated with acquisition activity;
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
•the effects of future litigation; and
•the risks described in our Annual Report on Form 10-K for the year ended December 31, 2025 and our reports and registration statements filed from time to time with the SEC.
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

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements

DT Midstream, Inc.
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended
	March 31,
	2026	2025
	(millions, except per share amounts)
Revenues
Operating revenues	$336	$303
Operating Expenses
Operation and maintenance	85	78
Depreciation and amortization	69	63
Taxes other than income	15	14
Asset losses and impairments, net	1	—
Operating Income	166	148
Other (Income) and Deductions
Interest expense	40	40
Interest income	(1)	(1)
Earnings from equity method investees	(43)	(37)
Income Before Income Taxes	170	146
Income Tax Expense	36	35
Net Income	134	111
Less: Net Income Attributable to Noncontrolling Interests	4	3
Net Income Attributable to DT Midstream	$130	$108

Basic Earnings per Common Share
Net Income Attributable to DT Midstream	$1.28	$1.07

Diluted Earnings per Common Share
Net Income Attributable to DT Midstream	$1.27	$1.06

Weighted Average Common Shares Outstanding
Basic	101.8	101.4
Diluted	102.7	102.5

See Notes to Consolidated Financial Statements (Unaudited)

DT Midstream, Inc.
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended
	March 31,
	2026	2025
	(millions)
Net Income	$134	$111
Other comprehensive income, net of tax
Foreign currency translation, net of tax	—	1
Total other comprehensive income, net of tax	—	1
Comprehensive income	134	112
Less: Comprehensive income attributable to noncontrolling interests	4	3
Comprehensive Income Attributable to DT Midstream	$130	$109

See Notes to Consolidated Financial Statements (Unaudited)

DT Midstream, Inc.
Consolidated Statements of Financial Position
(Unaudited)

	March 31,	December 31,
	2026	2025
	(millions)
ASSETS
Current Assets
Cash and cash equivalents	$150	$54
Accounts receivable (net of $— allowance for expected credit loss for each period end)	186	186
Notes receivable — related party	4	—
Deferred property taxes	32	42
Prepaid expenses and other	32	36
	404	318
Investments
Investments in equity method investees	1,245	1,253

Property
Property, plant, and equipment	7,030	6,958
Accumulated depreciation	(1,244)	(1,192)
	5,786	5,766
Other Assets
Goodwill	781	781
Long-term notes receivable — related party	—	4
Operating lease right-of-use assets	44	46
Intangible assets, net	1,847	1,862
Other	48	50
	2,720	2,743
Total Assets (a)	$10,155	$10,080
__________________________________
(a) Our consolidated assets include $939 million and $943 million at March 31, 2026 and December 31, 2025, respectively, of certain assets that can be used only to settle obligations of the VIE. See Note 1, "Description of the Business and Basis of Presentation," to the Consolidated Financial Statements.

See Notes to Consolidated Financial Statements (Unaudited)

DT Midstream, Inc.
Consolidated Statements of Financial Position
(Unaudited)

	March 31,	December 31,
	2026	2025
	(millions, except shares)
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$57	$65
Operating lease liabilities	17	16
Dividends payable	89	83
Interest payable	49	11
Property taxes payable	47	48
Accrued compensation	11	25
Contract liabilities	24	25
Other	27	23
	321	296

Long-Term Debt, net	3,325	3,324

Other Liabilities
Deferred income taxes	1,303	1,270
Operating lease liabilities	29	32
Contract liabilities	162	160
Regulatory liabilities	90	90
Other	30	30
	1,614	1,582
Total Liabilities (b)	5,260	5,202

Commitments and Contingencies (Note 10)

Stockholders' Equity
Preferred stock ($0.01 par value, 50,000,000 shares authorized, and no shares issued or outstanding as of March 31, 2026 and December 31, 2025)	—	—
Common stock ($0.01 par value, 550,000,000 shares authorized, and 102,014,118 and 101,673,925 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively)	1	1
Additional paid-in capital	3,892	3,915
Retained earnings	867	827
Accumulated other comprehensive loss	(7)	(7)
Total DT Midstream Equity	4,753	4,736
Noncontrolling interests	142	142
Total Equity	4,895	4,878
Total Liabilities and Equity	$10,155	$10,080
__________________________________
(b) Our consolidated liabilities include $10 million and $16 million at March 31, 2026 and December 31, 2025, respectively, of certain liabilities for which creditors do not have recourse to the general credit of the primary beneficiary. See Note 1, "Description of the Business and Basis of Presentation," to the Consolidated Financial Statements.

See Notes to Consolidated Financial Statements (Unaudited)

DT Midstream, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	March 31,
	2026	2025
	(millions)
Operating Activities
Net Income	$134	$111
Adjustments to reconcile Net Income to Net cash and cash equivalents from operating activities:
Depreciation and amortization	69	63
Stock-based compensation	6	6
Amortization of operating lease right-of-use assets	4	4
Deferred income taxes	33	33
Earnings from equity method investees	(43)	(37)
Dividends from equity method investees	41	30
Changes in assets and liabilities:
Accounts receivable, net	—	4
Accounts payable	(3)	(10)
Interest payable	38	38
Accrued compensation	(14)	(11)
Contract liabilities	1	3
Other current and noncurrent assets and liabilities	14	13
Net cash and cash equivalents from operating activities	280	247
Investing Activities
Plant and equipment expenditures	(78)	(71)
Distributions from equity method investees	15	18
Contributions to equity method investees	(5)	(1)
Net cash and cash equivalents used for investing activities	(68)	(54)
Financing Activities
Borrowings under the Revolving Credit Facility	90	35
Repayment of borrowings under the Revolving Credit Facility	(90)	(120)
Distributions to noncontrolling interests	(5)	(4)
Contributions from noncontrolling interests	1	2
Dividends paid on common stock	(83)	(75)
Stock-based compensation tax withholding payments	(29)	(16)
Net cash and cash equivalents used for financing activities	(116)	(178)
Net Increase in Cash and Cash Equivalents	96	15
Cash and Cash Equivalents at Beginning of Period	54	68
Cash and Cash Equivalents at End of Period	$150	$83

Supplemental disclosure of cash information
Cash paid for:
Interest, net of interest capitalized	$—	$—
Income taxes, net of refunds received	2	(2)
Supplemental disclosure of non-cash investing and financing activities
Plant and equipment expenditures in accounts payable and other accrued liabilities	$45	$48

See Notes to Consolidated Financial Statements (Unaudited)

DT Midstream, Inc.
Consolidated Statements of Changes in Stockholders' Equity
(Unaudited)

			Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests
	Common Stock
	Shares	Amount					Total
	(dollars in millions, shares in thousands)
Balance, December 31, 2025	101,674	$1	$3,915	$827	$(7)	$142	$4,878
Net Income	—	—	—	130	—	4	134
Dividends declared on common stock ($0.880 per common share)	—	—	—	(89)	—	—	(89)
Contributions from noncontrolling interests	—	—	—	—	—	1	1
Distributions to noncontrolling interests	—	—	—	—	—	(5)	(5)
Stock-based compensation	340	—	(23)	(1)	—	—	(24)
Balance, March 31, 2026	102,014	$1	$3,892	$867	$(7)	$142	$4,895

			Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests
	Common Stock
	Shares	Amount					Total
	(dollars in millions, shares in thousands)
Balance, December 31, 2024	101,325	$1	$3,911	$723	$(8)	$139	$4,766
Net Income	—	—	—	108	—	3	111
Dividends declared on common stock ($0.820 per common share)	—	—	—	(83)	—	—	(83)
Contributions from noncontrolling interests	—	—	—	—	—	2	2
Distributions to noncontrolling interests	—	—	—	—	—	(4)	(4)
Stock-based compensation	266	—	(10)	(1)	—	—	(11)
Other comprehensive income, net of tax	—	—	—	—	1	—	1
Balance, March 31, 2025	101,591	$1	$3,901	$747	$(7)	$140	$4,782

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
In our opinion, the accompanying unaudited Consolidated Financial Statements include all adjustments, consisting of normal recurring adjustments, necessary to present a fair statement of our financial position as of March 31, 2026, results of operations for the three months ended March 31, 2026 and 2025, statement of changes in stockholders' equity for the three months ended March 31, 2026 and 2025, and cash flows for the three months ended March 31, 2026 and 2025. The Consolidated Statement of Financial Position as of December 31, 2025 was derived from audited annual financial statements but does not include all disclosures required by GAAP. Financial results for this interim period are not necessarily indicative of results that may be expected for any other interim period or for the year ending December 31, 2026. The Consolidated Financial Statements should be read in conjunction with DT Midstream's Consolidated Financial Statements and Notes to Consolidated Financial Statements included in DT Midstream's 2025 Annual Report on Form 10-K.
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

DT Midstream, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

The following table summarizes the major line items in the Consolidated Statements of Financial Position for consolidated VIEs as of March 31, 2026 and December 31, 2025. All assets and liabilities of a consolidated VIE are included in the table when it has been determined that a consolidated VIE has either (1) assets that can be used only to settle obligations of the VIE or (2) liabilities for which creditors do not have recourse to the general credit of the primary beneficiary. The assets and liabilities of consolidated VIEs that meet the definition of a business and whose assets can be used for purposes other than the settlement of the VIEs' obligations have been excluded from the table below.

	March 31,	December 31,
	2026	2025
	(millions)
ASSETS (a)
Cash	$19	$20
Accounts receivable	9	10
Other current assets	6	3
Intangible assets, net	450	454
Property, plant and equipment, net	430	431
Goodwill	25	25
	$939	$943

LIABILITIES (a)
Accounts payable and other current liabilities	$7	$13
Other noncurrent liabilities	3	3
	$10	$16
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
Our equity method investments are periodically evaluated for certain factors that may be indicative of other-than-temporary impairment. As of March 31, 2026 and December 31, 2025, our carrying amounts of investments in equity method investees exceeded our share of the underlying equity in the net assets of the investees by $316 million and $320 million, respectively. The difference will be amortized over the life of the underlying assets. As of both March 31, 2026 and December 31, 2025, our consolidated retained earnings balance did not have undistributed earnings from equity method investments. We use the cumulative earnings approach to classify proceeds received from equity method investees as dividends or distributions on the Consolidated Statements of Cash Flows.
Earnings from equity method investees include:

	Three Months Ended
	March 31,
	2026	2025
		(millions)
NEXUS	$18	$15
Vector	12	12
Millennium	13	10
Total earnings from equity method investees	$43	$37

DT Midstream, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

Equity method investees are described below:

	Investments As of		% Owned As of
	March 31,	December 31,	March 31,	December 31,
Equity Method Investee	2026	2025	2026	2025
	(millions)
NEXUS	$864	$867	50%	50%
Vector	139	134	40%	40%
Millennium	242	252	52.5%	52.5%
Total investments in equity method investees	$1,245	$1,253
The following table presents summarized financial information of our non-consolidated equity method investees. The amounts included below represent 100% of the results of continuing operations of such entities, including the portion owned by other parties.
Summarized income statement data is as follows:

	March 31,
	2026	2025
	(millions)
Operating revenues	$217	$209
Operating expenses	$94	$95
Net Income	$97	$85
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
We regularly monitor the credit quality of our financing receivables by reviewing counterparty credit quality indicators and monitoring for triggering events, such as a credit rating downgrade or bankruptcy. We have three internal grades of credit quality, with internal grade 1 as the lowest risk and internal grade 3 as the highest risk. The related credit quality indicators and risk ratings utilized to develop the internal grades have been updated through March 31, 2026. As of March 31, 2026, the notes receivable — related party of $4 million, which originated prior to 2021, were classified as internal grade 1. There are no notes receivable on nonaccrual status and no past due financing receivables as of March 31, 2026.
For trade accounts receivable, the customer allowance for expected credit loss is calculated based on specific review of future collections based on receivable balances generally in excess of 30 days. Existing and future economic conditions, historical loss rates, customer trends and other relevant factors that may affect our ability to collect are also considered. Receivables are written off on a specific identification basis and determined based on the particular circumstances of the associated receivable. Uncollectible expense (recovery) was zero for each of the years ended March 31, 2026 and 2025.
Our collections on accounts receivable from customers are current, and no material rate of historical loss was noted, which resulted in no allowance for expected credit loss as of March 31, 2026 or December 31, 2025. Any balance would be shown as a deduction from the respective financing receivable's balance in the Consolidated Statements of Financial Position.

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
Depreciation and Amortization
Depreciation, depletion and amortization is related to property, plant and equipment and other intangible assets, net, used in our pipeline and gathering businesses.
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
Other Significant Accounting Policies
There have been no changes to the summary of other significant accounting policies previously identified in the Company's Annual Report on Form 10-K for the year ended December 31, 2025.

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
NOTE 4 — REVENUE
Disaggregation of Revenue
The following is a summary of revenues disaggregated by segment:

	Three Months Ended
	March 31,
	2026	2025
	(millions)
Pipeline (a)	$185	$169
Gathering	156	134
Elimination of inter-segment revenue	(5)	—
Total Operating revenues	$336	$303
__________________________________
(a) Includes revenues outside the scope of ASC 606 primarily related to contracts accounted for as leases of $19 million and $21 million for the three months ended March 31, 2026 and 2025, respectively.

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
Contract Liabilities
The following is a summary of contract liability activity:

2026
(millions)
Balance as of January 1	$185
Increases due to cash received or receivable, excluding amounts recognized as revenue during the period	10
Revenue recognized that was included in the balance at the beginning of the period	(9)
Balance as of March 31	$186
Contract liabilities generally represent amounts paid by or receivable from customers for which the associated performance obligation has not yet been satisfied. Contract liabilities associated with these services are recognized upon delivery of the service to the customer.
During the quarter ended March 31, 2026, we modified certain contracts with customers that extended the term of the agreement and the period over which the performance obligations are satisfied. This resulted in an extension of the period that deferred revenue associated with the contracts will be recognized.
The following table presents contract liability amounts as of March 31, 2026 that are expected to be recognized as revenue in future periods:

(millions)
Remainder of 2026	$18
2027	23
2028	22
2029	22
2030	21
2031 and thereafter	80
Total	$186

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
The following table presents revenue amounts related to fixed consideration associated with unsatisfied performance obligations as of March 31, 2026 that are expected to be recognized as revenue in future periods:

(millions)
Remainder of 2026	$195
2027	234
2028	188
2029	157
2030	132
2031 and thereafter	374
Total	$1,280
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
As of March 31, 2026 and December 31, 2025, we had capitalized costs to obtain or fulfill a contract of $16 million and $17 million, respectively, which are included in other current assets and other noncurrent assets in the accompanying Consolidated Statements of Financial Position. During the three months ended March 31, 2026, and 2025 we recognized less than $1 million of amortization expense related to such capitalized costs.
NOTE 5 — GOODWILL
We have goodwill that resulted from business combinations. The carrying value of goodwill is evaluated for impairment on an annual basis or whenever events or circumstances indicate that the value of goodwill may be impaired. We performed our prior year annual impairment test as of October 1, 2025 and determined that the estimated fair value of each reporting unit exceeded its carrying value, and no impairment existed. No additions, impairments or other changes occurred during the three months ended March 31, 2026.
The following is a summary of the carrying value of goodwill by reporting unit:

	March 31,	December 31,
	2026	2025
	(millions)
Pipeline	$361	$361
Gathering	420	420
Total Goodwill	$781	$781
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
The following is a reconciliation of basic and diluted earnings per share:

	Three Months Ended
	March 31,
	2026	2025
	(millions, except per share amounts)
Basic and Diluted Earnings per Common Share
Net Income Attributable to DT Midstream	$130	$108
Average number of common shares outstanding — basic	101.8	101.4

Incremental shares attributable to:
Average dilutive restricted stock units and performance share awards	0.9	1.1
Average number of common shares outstanding — diluted	102.7	102.5

Basic Earnings per Common Share	$1.28	$1.07
Diluted Earnings per Common Share	$1.27	$1.06
We declared the following cash dividends:

Dividends Declared	Dividend Amount		Dividend Payment Date
(quarter ended)	(per-share)	(millions)
2025
March 31	$0.820	$83	April 2025
June 30	$0.820	$83	July 2025
September 30	$0.820	$83	October 2025
December 31	$0.820	$83	January 2026
2026
March 31	$0.880	$89	April 2026
NOTE 7 — INCOME TAXES
Effective Tax Rates
We record income taxes during the interim period using an estimated annual effective tax rate and recognize specific events discretely as they occur.
The interim period effective tax rate of DT Midstream was 21% for the three months ended March 31, 2026 and 24% for the three months ended March 31, 2025.
The current period interim effective tax rate did not differ materially from the federal statutory rate of 21% due to the effect of state income taxes being offset by the discrete tax benefit related to stock-based compensation recognized during the quarter. The difference between the prior period interim effective tax rate and the federal statutory rate was primarily driven by state income taxes.

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
Fair Value of Financial Instruments
The following table presents the carrying amount and fair value of financial instruments:

	March 31, 2026				December 31, 2025
	Carrying	Fair Value			Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3	Amount	Level 1	Level 2	Level 3
	(millions)
Cash equivalents (a)	$124	$—	$124	$—	$23	$—	$23	$—
Notes receivable — related party (b)	4	—	—	4	0	0	0	0
Long-term notes receivable — related party (b)	—	—	—	—	4	—	—	4
Long-term debt (c)	$3,325	$—	$3,274	$—	$3,324	$—	$3,318	$—
______________________________________
(a)Cash equivalents are stated at cost, which approximates fair value.
(b)Long‑term related party notes receivable were reclassified to short‑term during the three months ended March 31, 2026 due to contractual maturity occurring within the next twelve months.
(c)Carrying value represents principal of $3.4 billion, net of unamortized debt discounts and issuance costs.

DT Midstream, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

NOTE 9 — DEBT
Long-Term Debt
The following is a summary of long-term debt:

			Maturity	March 31,	December 31,
Title	Type	Interest Rate	Date	2026	2025
				(millions)
2029 Notes	Senior Notes (a)	4.125%	2029	$1,100	$1,100
2031 Notes	Senior Notes (a)	4.375%	2031	1,000	1,000
2032 Notes	Senior Notes (b)	4.300%	2032	600	600
2034 Notes	Senior Notes (a)	5.800%	2034	650	650
Long-term debt principal				3,350	3,350
Unamortized debt discount				(1)	(1)
Unamortized debt issuance costs				(24)	(25)
Long-term debt, net				$3,325	$3,324
______________________________
(a) Interest payable semi-annually in arrears each June 15 and December 15.
(b) Interest payable semi-annually in arrears each April 15 and October 15.
Short-Term Credit Arrangements and Borrowings
The following table presents the availability under the Revolving Credit Facility:

March 31,
2026
(millions)
Total availability
Revolving Credit Facility, expiring December 2029	$1,000
Amounts outstanding
Revolving Credit Facility borrowings	—
Letters of credit (a)	17
17
Net availability	$983
______________________________
(a) This amount includes $16 million of letters of credit issued to third-party creditors on behalf of Millennium to support its outstanding debt obligations.
Borrowings under the Revolving Credit Facility, if any, are used for general corporate purposes, acquisitions, and letter of credit issuances to support our operations and liquidity. Revolving Credit Facility issuance and amendment costs, net of amortization, of $5 million and $6 million as of March 31, 2026 and December 31, 2025, respectively, are included in other noncurrent assets in our Consolidated Statements of Financial Position and are being amortized over the remaining term of the Revolving Credit Facility.
The Credit Agreement covering the Revolving Credit Facility includes a financial covenant requiring us to maintain a maximum consolidated net leverage ratio. The maximum consolidated net leverage ratio is set at 5 to 1 (except, that the Company may elect to temporarily step up the maximum consolidated net leverage ratio to 5.5 to 1 for a period of up to three fiscal quarters after the consummation of an acquisition or investment involving consideration exceeding $50 million). The consolidated net leverage ratio means the ratio of net debt determined in accordance with GAAP to annual consolidated EBITDA, as defined in the Credit Agreement. The Credit Agreement definition of annual consolidated EBITDA excludes EBITDA from equity method investees, but includes dividends and distributions from equity method investees. As of March 31, 2026, the consolidated net leverage ratio was 2.7 to 1 and we were in compliance with the financial covenant.

DT Midstream, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

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
Guarantees
In certain limited circumstances, we enter into contractual guarantees. We may guarantee another entity's obligation in the event it fails to perform and may provide guarantees in certain indemnification agreements. We did not have any guarantees of other parties' obligations as of March 31, 2026.
Surety Bonds
In certain limited circumstances, we enter into contracts that require us to obtain external surety bonds to secure our payment and performance. We agree to indemnify the issuers of these surety bonds for amounts, if any, paid by them under these agreements. In the event that any surety bonds are called for non-performance, we would be obligated to reimburse the issuer of the surety bond. The maximum potential indemnification under our surety bond agreements as of March 31, 2026 is $11 million.
Vector Line of Credit
We are the lender under a revolving term credit facility to Vector, the borrower, in the amount of CAD $70 million. The credit facility was executed in response to the passage of Canadian regulations requiring oil and gas pipelines to demonstrate their financial ability to respond to a catastrophic event and exists for the sole purpose of satisfying these regulations. Vector may only draw upon the facility if the funds are required to respond to a catastrophic event. The maximum potential payout as of March 31, 2026 is USD $50 million. The funding of a loan under the terms of the revolving term credit facility is considered remote.
Clean Fuels Gathering Contingent Payments
A gas supply agreement at Clean Fuels Gathering requires contingent payments from DT Midstream of up to $34 million upon the completion of certain milestones, including cumulative production and income tax credits, and variable payments under a sharing mechanism. One milestone was achieved in 2024 related to verification of gas production volumes and $10 million was paid and recorded as a prepaid asset. No additional milestones have been achieved as of March 31, 2026. The remaining unamortized prepaid asset is $1 million and $7 million in current and long-term other assets, respectively, in DT Midstream's Consolidated Statements of Financial Position as of March 31, 2026.
Contingent Liability
In order to comply with certain state environmental regulations, we have an obligation to restore pipeline right-of-way slope failures that may arise in the ordinary course of business in the Utica and Marcellus formations. We completed evaluations of all locations, which were prioritized based on the severity and proximity of the slope failures, and used updated cost information to assess the adequacy of the estimate for the contingent liability accrual. As of March 31, 2026 and December 31, 2025, we had accrued contingent liabilities of $2 million and $2 million, respectively, for future slope restoration expenditures. The accrual is included in other current liabilities and other liabilities in the Consolidated Statements of Financial Position. While restoration is ongoing, we believe the accrued amounts are sufficient to cover estimated future expenditures.

DT Midstream, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

Stonewall Litigation
On November 27, 2024, Antero Resources Corporation ("Antero") filed a lawsuit against Stonewall regarding the application of certain rate provisions under the Agreement between the parties dated June 20, 2014. On December 12, 2025, the Third Division of the Business Court of Texas issued an Order granting Antero’s Motion for Summary Judgment related to one aspect of the dispute. On January 12-16, 2026, trial was held on the remaining issues. On April 2, 2026, an Order was issued related to the application of the aforementioned rate provisions resulting in no damages awarded to Antero. Both parties have the right to appeal this order and to seek attorney’s fees, which the Court can award on a discretionary basis under Texas’s Declaratory Judgment Act.
Stonewall intends to continue to defend against Antero’s claim. The Company deems the probability of loss to be remote at this time, and we have not recorded a contingent liability.
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

DT Midstream, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

Financial data for our business segments follows:

	Three Months Ended March 31, 2026
	Pipeline	Gathering	Total Reportable Segments	Eliminations	Total Consolidated
	(millions)
Revenues
Operating revenues	$185	$156	$341	$(5)	$336
Operating Expenses
Operation and maintenance	35	55	90	(5)	85
Depreciation and amortization	29	40	69	—	69
Taxes other than income	9	6	15	—	15
Asset (gains) losses and impairments, net	—	1	1		1
Other (Income) and Deductions
Interest expense	14	26	40	—	40
Interest income	(1)	—	(1)	—	(1)
Earnings from equity method investees	(43)	—	(43)	—	(43)
Income tax expense	30	6	36	—	36
Less: Net Income Attributable to Noncontrolling Interests	4	—	4	—	4
Net Income Attributable to DT Midstream	$108	$22	$130	$—	$130

Capital expenditures	$34	$44	$78	$—	$78

	March 31, 2026
Investments in equity method investees	$1,245	$—	$1,245	$—	$1,245
Total Assets	$5,351	$4,804	$10,155	$—	$10,155

	Three Months Ended March 31, 2025
	Pipeline	Gathering	Total Reportable Segments	Eliminations	Total Consolidated
	(millions)
Revenues
Operating revenues	$169	$134	$303	$—	$303
Operating Expenses
Operation and maintenance	32	46	78	—	78
Depreciation and amortization	28	35	63	—	63
Taxes other than income	9	5	14	—	14
Other (Income) and Deductions
Interest expense	13	27	40	—	40
Interest income	(1)	—	(1)	—	(1)
Earnings from equity method investees	(37)	—	(37)	—	(37)
Income tax expense	30	5	35	—	35
Less: Net Income Attributable to Noncontrolling Interests	3	—	3	—	3
Net Income Attributable to DT Midstream	$92	$16	$108	$—	$108

Capital expenditures	$24	$47	$71	$—	$71

	December 31, 2025
Investments in equity method investees	$1,253	$—	$1,253	$—	$1,253
Total Assets	$5,297	$4,783	$10,080	$—	$10,080

DT Midstream, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

NOTE 12 — REGULATORY MATTERS
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
Rate Case Settlements
The FERC approval dates for the most recent FERC rate proceedings for Guardian, Midwestern and Viking were February 15, 2023, May 3, 2022 and July 31, 2024, respectively. As of March 31, 2026, there were no open FERC rate proceedings for these pipelines. The most recent approved rate proceeding for Guardian included a max tariff rate reduction of approximately 13% which was effective April 1, 2025, and an additional 5% reduction effective April 1, 2026.
NOTE 13 — SUBSEQUENT EVENTS
Dividend Declaration
On April 30, 2026, we announced that our Board of Directors declared a quarterly dividend of $0.88 per share of common stock. The dividend is payable to our stockholders of record as of June 15, 2026 and is expected to be paid on July 15, 2026.
Guardian Term Loan
On April 30, 2026, Guardian entered into an unsecured term loan credit agreement pursuant to which it borrowed $150 million. The term loan matures on April 30, 2033 and bears interest at a variable rate equal to SOFR plus 1.95%. Total debt issuance costs related to the term loan are expected to be approximately $1 million. The credit agreement contains customary covenants, including a maximum leverage ratio of 4.5 to 1.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion of our results of operations and financial condition should be read in conjunction with our unaudited Consolidated Financial Statements and the Notes to Consolidated Financial Statements, which are included under Part I, Item 1 of this quarterly report, and the historical consolidated financial statements and notes thereto, which are included in the DT Midstream 2025 Annual Report on Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties. The forward-looking statements are not historical facts, but rather are based on current expectations, estimates, assumptions and projections about the midstream industry and our business and financial results. Our actual results could differ materially from the results contemplated by these forward-looking statements due to a number of factors, including those discussed in the sections entitled "Forward-Looking Statements" and "Risk Factors."
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

RESULTS OF OPERATIONS
Management’s Discussion and Analysis of Financial Condition and Results of Operations includes financial information prepared in accordance with GAAP. The following sections discuss the operating performance and future outlook of our segments. Segment information includes intercompany revenues and expenses, as well as other income and deductions that are eliminated, as presented in Note 11 "Segment and Related Information" to the Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.
For purposes of the following discussion, any increases or decreases refer to the comparison of the three months ended March 31, 2026 to the three months ended December 31, 2025, and the three months ended March 31, 2026 to the three months ended March 31, 2025, as applicable. The following table summarizes our consolidated financial results:

	Three Months Ended
	March 31,	December 31,	March 31,
	2026	2025	2025
	(millions, except per share amounts)
Operating revenues	$336	$317	$303
Net Income Attributable to DT Midstream	130	111	108
Diluted Earnings per Common Share	$1.27	$1.08	$1.06

	Three Months Ended
	March 31,	December 31,	March 31,
	2026	2025	2025
	(millions)
Net Income Attributable to DT Midstream
Pipeline	$108	$93	$92
Gathering	22	18	16
Total	$130	$111	$108
Pipeline
The Pipeline segment consists of our interstate pipelines, intrastate pipelines, storage systems, gathering lateral pipelines and compression and surface facilities. This segment also includes our equity method investments. Pipeline results and outlook are discussed below:

	Three Months Ended
	March 31,	December 31,	March 31,
	2026	2025	2025
	(millions)
Operating revenues	$185	$173	$169
Operation and maintenance	35	36	32
Depreciation and amortization	29	28	28
Taxes other than income	9	4	9
Operating Income	112	105	100
Interest expense	14	13	13
Interest income	(1)	—	(1)
Earnings from equity method investees	(43)	(37)	(37)
Other income	—	(1)	—
Income tax expense	30	34	30
Net Income	112	96	95
Less: Net Income Attributable to Noncontrolling Interests	4	3	3
Net Income Attributable to DT Midstream	$108	$93	$92

Operating revenues increased $12 million compared to the three months ended December 31, 2025 primarily due to higher revenue on LEAP of $7 million, of which $4 million was production-related and $3 million was from recovery of operational flow order fees, which are offset in operation and maintenance expense, and higher Stonewall inter-segment revenue from the MVP expansion of $5 million. Operating revenues increased $16 million compared to the three months ended March 31, 2025 primarily due to new contracts for the LEAP expansion of $6 million and production-related revenue of $5 million and higher Stonewall inter-segment revenue from the MVP expansion of $5 million.
Operation and maintenance expense decreased $1 million compared to the three months ended December 31, 2025 primarily due to lower operating expenses on DTM Interstate Transportation of $3 million, partially offset by higher operational flow order fees on LEAP of $3 million. Operation and maintenance expense increased $3 million compared to the three months ended March 31, 2025 primarily due to higher operational flow order fees on LEAP of $3 million.
Taxes other than income increased $5 million compared to the three months ended December 31, 2025 primarily due to assets placed into service at LEAP, franchise tax adjustments in the prior period at Millennium and property and payroll tax adjustments in the prior period at LEAP.
Earnings from equity method investees increased $6 million compared to the three months ended December 31, 2025 primarily due to higher seasonal short-term contract revenues and lower expenses of $3 million at Millennium and higher seasonal short-term contract revenues of $2 million at Vector. Earnings from equity method investees increased $6 million compared to the three months ended March 31, 2025 primarily due to higher seasonal short-term contract revenues of $4 million at Millennium and higher seasonal short-term contract revenues of $3 million at Nexus.
Income tax expense decreased $4 million compared to the three months ended December 31, 2025 primarily due to a decrease in the effective tax rate, partially offset by higher income before income taxes. Income tax expense was unchanged compared to the three months ended March 31, 2025 primarily due to a decrease in the effective tax rate, offset by higher income before income taxes.
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

Gathering
The Gathering segment includes gathering systems, related treatment plants and compression and surface facilities. Gathering results and outlook are discussed below:

	Three Months Ended
	March 31,	December 31,	March 31,
	2026	2025	2025
	(millions)
Operating revenues	$156	$144	$134
Operation and maintenance	55	51	46
Depreciation and amortization	40	39	35
Taxes other than income	6	3	5
Asset (gains) losses and impairments, net	1	—	—
Operating Income	54	51	48
Interest expense	26	28	27
Interest income	—	(1)	—
Other income	—	(1)	—
Income tax expense	6	6	5
Net Income Attributable to DT Midstream	$22	$19	$16
Operating revenues increased $12 million compared to the three months ended December 31, 2025 primarily due to higher Appalachia Gathering volumes of $7 million, higher volumes and deficiency fees at Ohio Utica Gathering of $4 million and higher Blue Union Gathering volumes of $2 million. Operating revenues increased $22 million compared to the three months ended March 31, 2025 primarily due to higher volumes of $8 million and new contracts of $4 million at Blue Union Gathering, higher Appalachia Gathering volumes of $5 million, higher Tioga Gathering volumes of $4 million and higher volumes and deficiency fees at Ohio Utica Gathering of $3 million.
Operation and maintenance expense increased $4 million compared to the three months ended December 31, 2025 primarily due to higher inter-segment fees at Appalachia Gathering from the MVP expansion of $5 million, partially offset by lower operating expenses at Blue Union Gathering of $3 million. Operation and maintenance expense increased $9 million compared to the three months ended March 31, 2025 primarily due to higher inter-segment fees at Appalachia Gathering from the MVP expansion of $5 million and maintenance expenses at Blue Union Gathering of $4 million.
Depreciation and amortization expense increased $5 million compared to the three months ended March 31, 2025 primarily due to assets placed into service at Blue Union Gathering, Clean Fuels Gathering and Ohio Utica Gathering.
Taxes other than income increased $3 million compared to the three months ended December 31, 2025 primarily due to assets placed into service at Blue Union Gathering and a property tax adjustment in the prior period at Blue Union Gathering.
Income tax expense was unchanged compared to the three months ended December 31, 2025 primarily due to a decrease in the effective tax rate, offset by higher income before income taxes. Income tax expense increased $1 million compared to the three months ended March 31, 2025 primarily due to higher income before income taxes, partially offset by a decrease in the effective tax rate.
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

	Three Months Ended
	March 31,
	2026	2025
	(millions)
Cash and Cash Equivalents at Beginning of Period	$54	$68
Net cash and cash equivalents from operating activities	280	247
Net cash and cash equivalents used for investing activities	(68)	(54)
Net cash and cash equivalents used for financing activities	(116)	(178)
Net Increase in Cash and Cash Equivalents	96	15
Cash and Cash Equivalents at End of Period	$150	$83
For purposes of the following discussion, any increases or decreases refer to the comparison of the three months ended March 31, 2026 to the three months ended March 31, 2025.
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
Net cash and cash equivalents from operating activities increased $33 million for the three months ended March 31, 2026 primarily due to an increase in operating income of $24 million after adjustment for non-cash items including depreciation and amortization expense, stock-based compensation, and amortization of operating lease right-of-use assets, and a decrease in dividends received from equity method investees of $11 million, partially offset by a decrease in cash paid for income taxes, net of refunds received, of $4 million.
Investing Activities
Cash outflows associated with our investing activities are primarily the result of plant and equipment expenditures, acquisitions, and contributions to equity method investees. Cash inflows from our investing activities are generated from proceeds from sale or collection of notes receivable, distributions received from equity method investees, and proceeds from asset sales.

Net cash and cash equivalents used for investing activities increased $14 million for the three months ended March 31, 2026 primarily due to an increase in plant and equipment expenditures of $7 million, higher contributions to equity method investees of $4 million and lower distributions received from equity method investees of $3 million.
Financing Activities
DT Midstream paid cash dividends on common stock of $83 million and $75 million during the three months ended March 31, 2026 and 2025, respectively. See Note 6, "Earnings Per Share and Dividends" to the Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.
Net cash and cash equivalents used for financing activities decreased $62 million for the three months ended March 31, 2026 primarily due to lower net repayments under the Revolving Credit Facility of $85 million, partially offset by higher payroll taxes paid related to vested stock-based compensation of $13 million and higher dividends paid on common stock of $8 million.
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
Our sources of liquidity include cash and cash equivalents generated from operating activities and available borrowings under our Revolving Credit Facility. As of March 31, 2026, we had $17 million of letters of credit outstanding and no borrowings outstanding under our Revolving Credit Facility. We had approximately $1.1 billion of available liquidity as of March 31, 2026, consisting of cash and cash equivalents and available borrowings under our Revolving Credit Facility.
We expect to pay regular cash dividends to DT Midstream common stockholders in the future. Any payment of future dividends is subject to approval by the Board of Directors and may depend on our future earnings, cash flows, capital requirements, financial condition, and the effect a dividend payment would have on our compliance with relevant financial covenants. Over the long term, we expect to grow our dividend with cash flow growth.
We believe we will have sufficient operating flexibility, cash resources and funding sources to maintain adequate liquidity amounts and to meet future operating cash, capital expenditure and debt servicing requirements. However, our business is capital intensive, and an inability to access adequate capital could adversely impact future earnings and cash flows.
The Credit Agreement covering the Revolving Credit Facility includes a financial covenant that DT Midstream must maintain. We are in compliance with this covenant as of March 31, 2026. See Note 9, "Debt" to the Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.
CAPITAL INVESTMENTS
Capital spending within our Company is primarily for ongoing maintenance and expansion of our existing assets, and if identified, attractive growth opportunities. We have been disciplined in our capital deployment and make growth investments that meet our criteria in terms of strategy, management skills, and identified risks and expected returns. All potential investments are analyzed for their rates of return and cash payback on a risk-adjusted basis. Our total capital investments were $83 million for the three months ended March 31, 2026, inclusive of $5 million in contributions to equity method investees and $78 million in plant and equipment expenditures. These were primarily related to investments on Blue Union Gathering, Midwestern, Appalachia Gathering, and Guardian. We anticipate total capital investments, inclusive of contributions to equity method investees and plant and equipment expenditures, for the year ended December 31, 2026 of approximately $490 million to $570 million.

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
Item 3 Quantitative and Qualitative Disclosures About Market Risk
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
Our key customer, Expand Energy, is investment grade. We engage with other customers that are sub-investment grade. These customers are otherwise considered creditworthy or are required to make prepayments or provide security to satisfy credit concerns. We regularly monitor for bankruptcy proceedings that may impact our customers and had no bankruptcy proceedings during the three months ended March 31, 2026.
Interest Rate Risk
We are subject to interest rate risk in connection with floating rate debt borrowings under our Revolving Credit Facility. Our exposure to interest rate risk arises primarily from changes in SOFR. As of March 31, 2026, we had no floating rate debt borrowings outstanding under our Revolving Credit Facility. See Note 9, "Debt" to the Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.
We are subject to interest rate risk in connection with our goodwill impairment assessment. See "Critical Accounting Estimates" under Part II, Item 7 of the Annual Report on Form 10-K for the year ended December 31, 2025.

International Markets Risk
While virtually all of our business is in the United States, we also have an equity method investment in Vector, which has operations in Canada, in addition to the United States. Rapidly changing global trade policies, such as tariffs, may increase capital expenditures, operating costs and market uncertainty. We continue to monitor regulatory developments.
Summary of Sensitivity Analysis
A sensitivity analysis was performed on the fair values of our long-term debt obligations. The sensitivity analysis involved increasing and decreasing interest rates as of March 31, 2026 by a hypothetical 10% and calculating the resulting change in the fair values. We have no debt maturing until 2029, as described in Note 9, "Debt" to the Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q. The hypothetical losses related to long-term debt would be realized only if we transferred all of our fixed-rate long-term debt to other creditors. The results of the sensitivity analysis are as follows:

	Assuming a 10% Increase in Rates	Assuming a 10% Decrease in Rates	Change in the Fair Value of
Activity	As of March 31, 2026
	(millions)
Interest rate risk	$(78)	$80	Long-term debt
Item 4. Controls and Procedures
(a) Evaluation of disclosure controls and procedures
Management of DT Midstream carried out an evaluation, under the supervision and with the participation of DT Midstream's Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of DT Midstream's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2026, which is the end of the period covered by this report. Based on this evaluation, DT Midstream's CEO and CFO have concluded that such disclosure controls and procedures are effective in providing reasonable assurance that information required to be disclosed by DT Midstream in reports that it files or submits under the Exchange Act (i) is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms and (ii) is accumulated and communicated to DT Midstream's management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Due to the inherent limitations in the effectiveness of any disclosure controls and procedures, management cannot provide absolute assurance that the objectives of our disclosure controls and procedures will be attained.
(b) Changes in internal control over financial reporting
There have been no changes in DT Midstream's internal control over financial reporting during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, DT Midstream's internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
For information on legal proceedings and matters related to DT Midstream, see Note 10, "Commitments and Contingencies" to the Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.
Item 1A. Risk Factors
There are various risks associated with the operations of DT Midstream's businesses. To provide a framework to understand the operating environment of DT Midstream, a brief explanation of the significant risks associated with DT Midstream's businesses is provided in Part I, Item 1A. "Risk Factors" in DT Midstream's 2025 Annual Report on Form 10-K. There have been no material changes to our risk factors since the Form 10-K. Although DT Midstream has identified and disclosed key risk factors, others could emerge in the future.
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
Item 5. Other Information
During the three months ended March 31, 2026, none of the Company’s directors or executive officers adopted, modified or terminated a "Rule 10b5-1 trading arrangement" or any "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408 of Regulation S-K.

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

Date:	April 30, 2026
DT MIDSTREAM, INC.

		By:	/S/ JOSEPH P. FINLAND
Joseph P. Finland Chief Accounting Officer
(Duly Authorized Officer)