Form 10-Q
period 2026-06-30
DT Midstream, Inc.
filed 2026-07-30
CIK 1842022

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period ended June 30, 2026
Or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number: 001-40392
DT Midstream, Inc.

Delaware	38-2663964
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
Registrant's address of principal executive offices: 500 Woodward Ave., Suite 2900, Detroit, Michigan 48226-1279
Registrant's telephone number, including area code: (313) 402-8532
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Exchange on which Registered
Common stock, par value $0.01	DTM	New York Stock Exchange
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒
Number of shares of common stock outstanding as of June 30, 2026:

Description	Shares
Common stock, par value $0.01	102,015,296

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

Bluestone	A 65-mile gathering lateral pipeline, and two compression facilities, that gathers Marcellus shale natural gas and delivers to Millennium and the Tennessee Pipeline

CAD	Canadian Dollar ($)

Chicago Hub	A major natural gas market and transportation hub located in the Chicago area, serving as a critical interconnection point for multiple interstate pipelines

Clean Fuels Gathering	A 93-mile gathering system that gathers and treats coal mine methane into pipeline quality gas

Columbia Pipeline	Columbia Gas Transmission, LLC, owned by TC Energy Corporation and Global Infrastructure Partners

DT Midstream	DT Midstream, Inc. and our consolidated subsidiaries

DTM Interstate Transportation	DTM Interstate Transportation, LLC, the consolidated subsidiary of DT Midstream which is comprised of Guardian, Midwestern and Viking

Expand Energy	Expand Energy Corporation and/or its affiliates

FASB	Financial Accounting Standards Board

FERC	Federal Energy Regulatory Commission

GAAP	Generally Accepted Accounting Principles in the United States

Generation	A 25-mile intrastate pipeline in northern Ohio and owned by NEXUS

GHG	Greenhouse gas

Guardian	Guardian Pipeline, L.L.C., a 263-mile interstate pipeline which connects to the Chicago Hub and serves key Upper Midwest demand centers

Guardian Term Loan	Guardian's $150 million unsecured term loan facility maturing April 30, 2033

Inflation Reduction Act	The Inflation Reduction Act of 2022 (H.R. 5374)

LEAP	Louisiana Energy Access Project, a 221-mile gathering lateral pipeline that gathers Haynesville shale natural gas and delivers to markets in the Gulf Coast region

LNG	Liquefied natural gas

Michigan System	A 335-mile pipeline system in northern Michigan

DEFINITIONS

Midwestern	Midwestern Gas Transmission Company, a 402-mile bi-directional interstate pipeline which connects Appalachia supply to the Midwest market region between Tennessee and the Chicago Hub

Midwest Pipeline Acquisition	The transaction with subsidiaries of ONEOK, Inc. pursuant to which DTM Interstate Transportation acquired 100% of the equity interests in each of Guardian, Midwestern and Viking

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

OBBBA	One Big Beautiful Bill Act, which was signed into law on July 4, 2025

Ohio Utica Gathering	A 26-mile gathering system, including compression and dehydration facilities, that gathers Utica shale natural gas from producer wells and delivers to a nearby processing plant

Revolving Credit Facility	DT Midstream's revolving credit facility issued under the applicable credit agreement

SEC	Securities and Exchange Commission

SOFR	Secured Overnight Financing Rate

South Romeo	South Romeo Gas Storage Company, LLC, a joint venture which owns the Washington 28 Storage Complex, in which DT Midstream owns a 50% interest

Stonewall	A 68-mile gathering lateral pipeline, in which DT Midstream owns an 85% interest, that gathers Marcellus and Utica shale natural gas and delivers to the Columbia Pipeline

Susquehanna Gathering	A 198-mile gathering system that gathers Marcellus shale natural gas and delivers to Bluestone

Tennessee Pipeline	Tennessee Gas Pipeline Company, LLC, owned by Kinder Morgan, Inc.

Texas Eastern Pipeline	Texas Eastern Transmission, LP, owned by Enbridge Inc.

Tioga Gathering	A 4-mile gathering system that gathers shale natural gas to the Eastern Gas Transmission system

U.S.	United States of America

USD	United States Dollar ($)

Vector
Vector Pipeline LP, a joint venture that owns a 348-mile interstate transportation pipeline and five compression facilities connecting Illinois, Indiana, Michigan, and Ontario market centers, in which DT Midstream owns a 40% interest

VIE	Variable Interest Entity

Viking	Viking Gas Transmission Company, a 674-mile bi-directional interstate pipeline which serves key utility customers in Minnesota, Wisconsin and North Dakota

Washington 10 Storage Complex	An interstate storage system located in Michigan with 94 Bcf of storage capacity, in which DT Midstream owns a 91% interest, and associated compression facilities

2029 Notes	Senior unsecured notes of $1.1 billion in original aggregate principal amount due June 2029

DEFINITIONS

2031 Notes	Senior unsecured notes of $1.0 billion in original aggregate principal amount due June 2031

2032 Notes	Senior unsecured notes of $600 million in aggregate principal amount due April 2032

2034 Notes	Senior unsecured notes of $650 million in aggregate principal amount due December 2034

FILING FORMAT

This Form 10-Q should be read in its entirety. This Form 10-Q should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements and with Management's Discussion and Analysis included in DT Midstream's 2025 Annual Report on Form 10-K.
FORWARD-LOOKING STATEMENTS
Certain information presented herein includes "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the financial condition, results of operations, and businesses of DT Midstream. Words such as "believe," "expect," "expectations," "plans," "strategy," "prospects," "estimate," "project," "target," "anticipate," "will," "would," "could," "should," "see," "guidance," "outlook," "confident," "may," "continue," "intend," "goal," "potential," and other words of similar meaning in connection with a discussion of future operating or financial performance may signify forward-looking statements. Forward-looking statements are not guarantees of future results and conditions, but rather are subject to numerous assumptions, risks, and uncertainties that may cause actual future results to be materially different from those contemplated, projected, estimated, or budgeted. Many factors may impact forward-looking statements of DT Midstream including, but not limited to, the following:
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

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements

DT Midstream, Inc.
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
	(millions, except per share amounts)
Revenues
Operating revenues	$343	$309	$679	$612
Operating Expenses
Operation and maintenance	90	80	175	158
Depreciation and amortization	68	63	137	126
Taxes other than income	12	11	27	25
Asset losses and impairments, net	—	—	1	—
Operating Income	173	155	339	303
Other (Income) and Deductions
Interest expense	42	40	82	80
Interest income	(1)	—	(2)	(1)
Earnings from equity method investees	(33)	(30)	(76)	(67)
Gain from financing activities	(1)	—	(1)	—
Other income	(3)	—	(3)	—
Income Before Income Taxes	169	145	339	291
Income Tax Expense	53	34	89	69
Net Income	116	111	250	222
Less: Net Income Attributable to Noncontrolling Interests	4	4	8	7
Net Income Attributable to DT Midstream	$112	$107	$242	$215

Basic Earnings per Common Share
Net Income Attributable to DT Midstream	$1.10	$1.05	$2.37	$2.12

Diluted Earnings per Common Share
Net Income Attributable to DT Midstream	$1.09	$1.04	$2.36	$2.10

Weighted Average Common Shares Outstanding
Basic	102.0	101.6	102.0	101.5
Diluted	102.6	102.5	102.7	102.5

See Notes to Consolidated Financial Statements (Unaudited)

DT Midstream, Inc.
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
	(millions)
Net Income	$116	$111	$250	$222
Other comprehensive income, net of tax
Foreign currency translation, net of tax	—	—	—	1
Total other comprehensive income, net of tax	—	—	—	1
Comprehensive income	116	111	250	223
Less: Comprehensive income attributable to noncontrolling interests	4	4	8	7
Comprehensive Income Attributable to DT Midstream	$112	$107	$242	$216

See Notes to Consolidated Financial Statements (Unaudited)

DT Midstream, Inc.
Consolidated Statements of Financial Position
(Unaudited)

	June 30,	December 31,
	2026	2025
	(millions)
ASSETS
Current Assets
Cash and cash equivalents	$172	$54
Accounts receivable (net of $— allowance for expected credit loss for each period end)	184	186
Notes receivable — related party	4	—
Deferred property taxes	21	42
Prepaid expenses and other	28	36
	409	318
Investments
Investments in equity method investees	1,243	1,253

Property
Property, plant, and equipment	7,148	6,958
Accumulated depreciation	(1,297)	(1,192)
	5,851	5,766
Other Assets
Goodwill	781	781
Long-term notes receivable — related party	—	4
Operating lease right-of-use assets	44	46
Intangible assets, net	1,832	1,862
Other	47	50
	2,704	2,743
Total Assets (a)	$10,207	$10,080
__________________________________
(a) Our consolidated assets include $932 million and $943 million at June 30, 2026 and December 31, 2025, respectively, of certain assets that can be used only to settle obligations of the VIE. See Note 1, "Description of the Business and Basis of Presentation," to the Consolidated Financial Statements.

See Notes to Consolidated Financial Statements (Unaudited)

DT Midstream, Inc.
Consolidated Statements of Financial Position
(Unaudited)

	June 30,	December 31,
	2026	2025
	(millions, except shares)
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$70	$65
Operating lease liabilities	19	16
Dividends payable	90	83
Interest payable	11	11
Property taxes payable	41	48
Accrued compensation	17	25
Contract liabilities	30	25
Other	20	23
	298	296

Long-Term Debt, net	3,326	3,324

Other Liabilities
Deferred income taxes	1,350	1,270
Operating lease liabilities	28	32
Contract liabilities	162	160
Regulatory liabilities	90	90
Other	32	30
	1,662	1,582
Total Liabilities (b)	5,286	5,202

Commitments and Contingencies (Note 10)

Stockholders' Equity
Preferred stock ($0.01 par value, 50,000,000 shares authorized, and no shares issued or outstanding as of June 30, 2026 and December 31, 2025)	—	—
Common stock ($0.01 par value, 550,000,000 shares authorized, and 102,015,296 and 101,673,925 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively)	1	1
Additional paid-in capital	3,897	3,915
Retained earnings	888	827
Accumulated other comprehensive loss	(7)	(7)
Total DT Midstream Equity	4,779	4,736
Noncontrolling interests	142	142
Total Equity	4,921	4,878
Total Liabilities and Equity	$10,207	$10,080
__________________________________
(b) Our consolidated liabilities include $8 million and $16 million at June 30, 2026 and December 31, 2025, respectively, of certain liabilities for which creditors do not have recourse to the general credit of the primary beneficiary. See Note 1, "Description of the Business and Basis of Presentation," to the Consolidated Financial Statements.

See Notes to Consolidated Financial Statements (Unaudited)

DT Midstream, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	June 30,
	2026	2025
	(millions)
Operating Activities
Net Income	$250	$222
Adjustments to reconcile Net Income to Net cash and cash equivalents from operating activities:
Depreciation and amortization	137	126
Stock-based compensation	12	12
Amortization of operating lease right-of-use assets	8	9
Deferred income taxes	80	61
Earnings from equity method investees	(76)	(67)
Dividends from equity method investees	75	59
Gain from financing activities	(1)	—
Changes in assets and liabilities:
Accounts receivable, net	2	(1)
Accounts payable	(2)	(13)
Contract liabilities	7	11
Other current and noncurrent assets and liabilities	10	13
Net cash and cash equivalents from operating activities	502	432
Investing Activities
Plant and equipment expenditures	(183)	(152)
Acquisition accounted for as a business combination (purchase price adjustment)	—	10
Distributions from equity method investees	21	19
Contributions to equity method investees	(10)	(2)
Other investing activities	—	1
Net cash and cash equivalents used for investing activities	(172)	(124)
Financing Activities
Issuance of long-term debt, net of discount and issuance costs	149	—
Repayment of long-term debt	(148)	—
Borrowings under the Revolving Credit Facility	90	165
Repayment of borrowings under the Revolving Credit Facility	(90)	(290)
Distributions to noncontrolling interests	(9)	(9)
Contributions from noncontrolling interests	1	5
Dividends paid on common stock	(172)	(158)
Stock-based compensation tax withholding payments	(33)	(15)
Net cash and cash equivalents used for financing activities	(212)	(302)
Net Increase in Cash and Cash Equivalents	118	6
Cash and Cash Equivalents at Beginning of Period	54	68
Cash and Cash Equivalents at End of Period	$172	$74

Supplemental disclosure of cash information
Cash paid for:
Interest, net of interest capitalized	$77	$76
Income taxes, net of refunds received	5	2
Supplemental disclosure of non-cash investing and financing activities
Plant and equipment expenditures in accounts payable and other accrued liabilities	$56	$68

See Notes to Consolidated Financial Statements (Unaudited)

DT Midstream, Inc.
Consolidated Statements of Changes in Stockholders' Equity
(Unaudited)

			Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests
	Common Stock
	Shares	Amount					Total
	(dollars in millions, shares in thousands)
Balance, December 31, 2025	101,674	$1	$3,915	$827	$(7)	$142	$4,878
Net Income	—	—	—	130	—	4	134
Dividends declared on common stock ($0.880 per common share)	—	—	—	(89)	—	—	(89)
Contributions from noncontrolling interests	—	—	—	—	—	1	1
Distributions to noncontrolling interests	—	—	—	—	—	(5)	(5)
Stock-based compensation	340	—	(23)	(1)	—	—	(24)
Balance, March 31, 2026	102,014	$1	$3,892	$867	$(7)	$142	$4,895
Net Income	—	—	—	112	—	4	116
Dividends declared on common stock ($0.880 per common share)	—	—	—	(90)	—	—	(90)
Distributions to noncontrolling interests	—	—	—	—	—	(4)	(4)
Stock-based compensation	1	—	5	(1)	—	—	4
Balance, June 30, 2026	102,015	$1	$3,897	$888	$(7)	$142	$4,921

			Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests
	Common Stock
	Shares	Amount					Total
	(dollars in millions, shares in thousands)
Balance, December 31, 2024	101,325	$1	$3,911	$723	$(8)	$139	$4,766
Net Income	—	—	—	108	—	3	111
Dividends declared on common stock ($0.820 per common share)	—	—	—	(83)	—	—	(83)
Contributions from noncontrolling interests	—	—	—	—	—	2	2
Distributions to noncontrolling interests	—	—	—	—	—	(4)	(4)
Stock-based compensation	266	—	(10)	(1)	—	—	(11)
Other comprehensive income, net of tax	—	—	—	—	1	—	1
Balance, March 31, 2025	101,591	$1	$3,901	$747	$(7)	$140	$4,782
Net Income	—	—	—	107	—	4	111
Dividends declared on common stock ($0.820 per common share)	—	—	—	(83)	—	—	(83)
Contributions from noncontrolling interests	—	—	—	—	—	3	3
Distributions to noncontrolling interests	—	—	—	—	—	(5)	(5)
Stock-based compensation	2	—	8	(1)	—	—	7
Balance, June 30, 2025	101,593	$1	$3,909	$770	$(7)	$142	$4,815

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
In our opinion, the accompanying unaudited Consolidated Financial Statements include all adjustments, consisting of normal recurring adjustments, necessary to present a fair statement of our financial position as of June 30, 2026, results of operations for the three and six months ended June 30, 2026 and 2025, statement of changes in stockholders' equity for the three and six months ended June 30, 2026 and 2025, and cash flows for the six months ended June 30, 2026 and 2025. The Consolidated Statement of Financial Position as of December 31, 2025 was derived from audited annual financial statements but does not include all disclosures required by GAAP. Financial results for this interim period are not necessarily indicative of results that may be expected for any other interim period or for the year ending December 31, 2026. The Consolidated Financial Statements should be read in conjunction with DT Midstream's Consolidated Financial Statements and Notes to Consolidated Financial Statements included in DT Midstream's 2025 Annual Report on Form 10-K.
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

DT Midstream, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

The following table summarizes the major line items in the Consolidated Statements of Financial Position for consolidated VIEs as of June 30, 2026 and December 31, 2025. All assets and liabilities of a consolidated VIE are included in the table when it has been determined that a consolidated VIE has either (1) assets that can be used only to settle obligations of the VIE or (2) liabilities for which creditors do not have recourse to the general credit of the primary beneficiary. The assets and liabilities of consolidated VIEs that meet the definition of a business and whose assets can be used for purposes other than the settlement of the VIEs' obligations have been excluded from the table below.

	June 30,	December 31,
	2026	2025
	(millions)
ASSETS (a)
Cash	$20	$20
Accounts receivable	10	10
Other current assets	4	3
Intangible assets, net	446	454
Property, plant and equipment, net	427	431
Goodwill	25	25
	$932	$943

LIABILITIES (a)
Accounts payable and other current liabilities	$5	$13
Other noncurrent liabilities	3	3
	$8	$16
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
Our equity method investments are periodically evaluated for certain factors that may be indicative of other-than-temporary impairment. As of June 30, 2026 and December 31, 2025, our carrying amounts of investments in equity method investees exceeded our share of the underlying equity in the net assets of the investees by $312 million and $320 million, respectively. The difference will be amortized over the life of the underlying assets. As of both June 30, 2026 and December 31, 2025, our consolidated retained earnings balance did not have undistributed earnings from equity method investments. We use the cumulative earnings approach to classify proceeds received from equity method investees as dividends or distributions on the Consolidated Statements of Cash Flows.
Earnings from equity method investees include:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
	(millions)
NEXUS	$14	$15	$32	$30
Vector	11	9	23	21
Millennium	8	6	21	16
Total Earnings from equity method investees	$33	$30	$76	$67

DT Midstream, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

Equity method investees are described below:

	Investments As of		% Owned As of
	June 30,	December 31,	June 30,	December 31,
Equity Method Investee	2026	2025	2026	2025
	(millions)
NEXUS	$865	$867	50%	50%
Vector	139	134	40%	40%
Millennium	239	252	52.5%	52.5%
Total Investments in equity method investees	$1,243	$1,253
The following table presents summarized financial information of our non-consolidated equity method investees. The amounts included below represent 100% of the results of continuing operations of such entities, including the portion owned by other parties.
Summarized income statement data is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
	(millions)
Operating revenues	$201	$201	$418	$410
Operating expenses	97	103	191	198
Net Income	$77	$71	$174	$156
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
We regularly monitor the credit quality of our financing receivables by reviewing counterparty credit quality indicators and monitoring for triggering events, such as a credit rating downgrade or bankruptcy. We have three internal grades of credit quality, with internal grade 1 as the lowest risk and internal grade 3 as the highest risk. The related credit quality indicators and risk ratings utilized to develop the internal grades have been updated through June 30, 2026. As of June 30, 2026, the notes receivable — related party of $4 million, which originated prior to 2021, were classified as internal grade 1. There are no notes receivable on nonaccrual status and no past due financing receivables as of June 30, 2026.
For trade accounts receivable, the customer allowance for expected credit loss is calculated based on specific review of future collections based on receivable balances generally in excess of 30 days. Existing and future economic conditions, historical loss rates, customer trends and other relevant factors that may affect our ability to collect are also considered. Receivables are written off on a specific identification basis and determined based on the particular circumstances of the associated receivable. Uncollectible expense (recovery) was zero for each of the three and six months ended June 30, 2026 and 2025.
Our collections on accounts receivable from customers are current, and no material rate of historical loss was noted, which resulted in no allowance for expected credit loss as of June 30, 2026 or December 31, 2025. Any balance would be shown as a deduction from the respective financing receivable's balance in the Consolidated Statements of Financial Position.

DT Midstream, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

Property, Plant, and Equipment
Property is stated at cost and includes construction-related labor, materials, overhead and capitalized interest. Property for FERC-regulated entities includes debt and equity AFUDC. Debt AFUDC represents capitalized interest. Equity AFUDC represents the capitalization of the estimated average cost of equity during construction projects and is recognized in Other income in our Consolidated Statements of Operations. Expenditures for maintenance and repairs are charged to expense when incurred. Property, plant and equipment is depreciated over its estimated useful life using the straight-line method.
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
Depreciation and Amortization
Depreciation and amortization is related to property, plant and equipment and other intangible assets, net, used in our pipeline and gathering businesses.
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
In September 2025, the FASB issued ASU No. 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. The amendments modernize the guidance by replacing the stage-based capitalization model with a “probable-to-complete” threshold, aligning impairment testing with the long-lived asset model under ASC 360, and requiring enhanced disclosures for significant internal-use software projects. The amendments are effective for annual reporting periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods. Early adoption is permitted. The Company is currently evaluating the impact of this standard's adoption on our Consolidated Financial Statements.
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
In May 2026, the FASB issued ASU No. 2026-02, Environmental Credits and Environmental Credit Obligations (Topic 818). The amendments establish a new accounting model for environmental credits and environmental credit obligations, including guidance on recognition, measurement, presentation, and disclosure. The amendments are effective for annual reporting periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods. Early adoption is permitted. The Company is currently evaluating the impact of this standard's adoption on our Consolidated Financial Statements.

DT Midstream, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

NOTE 4 — REVENUE
Disaggregation of Revenue
The following is a summary of revenues disaggregated by segment:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
	(millions)
Pipeline (a)	$183	$176	$368	$345
Gathering	168	133	324	267
Elimination of inter-segment revenue	(8)	—	(13)	—
Total Operating revenues	$343	$309	$679	$612
__________________________________
(a) Includes revenues outside the scope of ASC 606 primarily related to contracts accounted for as leases of $18 million and $20 million for the three months ended June 30, 2026 and 2025, respectively, and $37 million and $41 million for the six months ended June 30, 2026 and 2025, respectively.
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
Contract Liabilities
The following is a summary of contract liability activity:

2026
(millions)
Balance as of January 1	$185
Increases due to cash received or receivable, excluding amounts recognized as revenue during the period	26
Revenue recognized that was included in the balance at the beginning of the period	(19)
Balance as of June 30	$192
Contract liabilities generally represent amounts paid by or receivable from customers for which the associated performance obligation has not yet been satisfied. Contract liabilities associated with these services are recognized upon delivery of the service to the customer.

DT Midstream, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

During the three months ended March 31, 2026, we modified certain contracts with customers that extended the term of the agreement and the period over which the performance obligations are satisfied. This resulted in an extension of the period that deferred revenue associated with the contracts will be recognized.
The following table presents contract liability amounts as of June 30, 2026 that are expected to be recognized as revenue in future periods:

(millions)
Remainder of 2026	$16
2027	26
2028	22
2029	22
2030	22
2031 and thereafter	84
Total	$192
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
The following table presents revenue amounts related to fixed consideration associated with unsatisfied performance obligations as of June 30, 2026 that are expected to be recognized as revenue in future periods:

(millions)
Remainder of 2026	$153
2027	286
2028	218
2029	187
2030	151
2031 and thereafter	401
Total	$1,396
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
As of June 30, 2026 and December 31, 2025, we had capitalized costs to obtain or fulfill a contract of $16 million and $17 million, respectively, which are included in other current assets and other noncurrent assets in the accompanying Consolidated Statements of Financial Position. During the three and six months ended June 30, 2026 and 2025, we recognized less than $1 million of amortization expense related to such capitalized costs.

DT Midstream, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

NOTE 5 — GOODWILL
We have goodwill that resulted from business combinations. The carrying value of goodwill is evaluated for impairment on an annual basis or whenever events or circumstances indicate that the value of goodwill may be impaired. We performed our prior year annual impairment test as of October 1, 2025 and determined that the estimated fair value of each reporting unit exceeded its carrying value, and no impairment existed. No additions, impairments or other changes occurred during the three and six months ended June 30, 2026.
The following is a summary of the carrying value of goodwill by reporting unit:

	June 30,	December 31,
	2026	2025
	(millions)
Pipeline	$361	$361
Gathering	420	420
Total Goodwill	$781	$781
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
The following is a reconciliation of basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
	(millions, except per share amounts)
Basic and Diluted Earnings per Common Share
Net Income Attributable to DT Midstream	$112	$107	$242	$215
Average number of common shares outstanding — basic	102.0	101.6	102.0	101.5

Incremental shares attributable to:
Average dilutive restricted stock units and performance share awards	0.6	0.9	0.7	1.0
Average number of common shares outstanding — diluted	102.6	102.5	102.7	102.5

Basic Earnings per Common Share	$1.10	$1.05	$2.37	$2.12
Diluted Earnings per Common Share	$1.09	$1.04	$2.36	$2.10

DT Midstream, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

We declared the following cash dividends:

Dividends Declared	Dividend Amount		Dividend Payment Date
(quarter ended)	(per-share)	(millions)
2025
March 31	$0.820	$83	April 2025
June 30	$0.820	$83	July 2025
September 30	$0.820	$83	October 2025
December 31	$0.820	$83	January 2026
2026
March 31	$0.880	$89	April 2026
June 30	$0.880	$90	July 2026
NOTE 7 — INCOME TAXES
Effective Tax Rates
We record income taxes during the interim period using an estimated annual effective tax rate and recognize specific events discretely as they occur.
The interim period effective tax rate of DT Midstream was 32% and 24% for the three months ended June 30, 2026 and 2025, respectively, and 26% and 24% for the six months ended June 30, 2026 and 2025, respectively.
The difference between the current period interim effective tax rates and the federal statutory rate of 21% is primarily driven by the effect of state income taxes and a non-recurring adjustment to our deferred tax liabilities recognized during the three months ended June 30, 2026. The difference between the prior period interim effective tax rates and the federal statutory rate was primarily driven by state income taxes.
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

DT Midstream, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

•Level 3 — Consists of unobservable inputs for assets or liabilities whose fair value is estimated based on internally developed models or methodologies using inputs that are generally less readily observable and supported by little, if any, market activity at the measurement date. Unobservable inputs are developed based on the best available information and subject to cost-benefit constraints.
Fair Value of Financial Instruments
The following table presents the carrying amount and fair value of financial instruments:

	June 30, 2026				December 31, 2025
	Carrying	Fair Value			Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3	Amount	Level 1	Level 2	Level 3
	(millions)
Cash equivalents (a)	$144	$—	$144	$—	$23	$—	$23	$—
Notes receivable — related party (b)	4	—	—	4	—	—	—	—
Long-term notes receivable — related party (b)	—	—	—	—	4	—	—	4
Long-term debt (c)	$3,326	$—	$3,127	$150	$3,324	$—	$3,318	$—
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
NOTE 9 — DEBT
Debt Issuance, Repurchases and Extinguishment
In April 2026, Guardian entered into a credit agreement and borrowed $150 million under the Guardian Term Loan. The Guardian Term Loan matures on April 30, 2033 and bears interest at a variable rate equal to SOFR plus 1.95%. The proceeds were used to repurchase $150 million aggregate principal amount of DT Midstream's outstanding senior unsecured notes in open-market transactions, consisting of $130 million of the 2029 Notes and $20 million of the 2031 Notes.
The repurchases were completed at a discount and accounted for as partial extinguishments of debt. As a result, the Company recognized a gain on extinguishment of debt of approximately $1 million during the three months ended June 30, 2026, which was recorded as a Gain from financing activities on DT Midstream's Consolidated Statements of Operations for the three and six months ended June 30, 2026.

DT Midstream, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

Long-Term Debt
The following is a summary of long-term debt:

			Maturity	June 30,	December 31,
Title	Type	Interest Rate	Date	2026	2025
				(millions)
2029 Notes	Senior Unsecured Notes (a)	4.125%	2029	$970	$1,100
2031 Notes	Senior Unsecured Notes (a)	4.375%	2031	980	1,000
2032 Notes	Senior Unsecured Notes (b)	4.300%	2032	600	600
2034 Notes	Senior Unsecured Notes (a)	5.800%	2034	650	650
Guardian Term Loan	Unsecured Term Loan	Variable (c)	2033	150	—
Long-term debt principal				3,350	3,350
Unamortized debt discount				(1)	(1)
Unamortized debt issuance costs				(23)	(25)
Long-term debt, net				$3,326	$3,324
______________________________
(a) Interest payable semi-annually in arrears each June 15 and December 15.
(b) Interest payable semi-annually in arrears each April 15 and October 15.
(c) Variable interest rate based on one-month SOFR plus 1.95%.
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
Borrowings under the Revolving Credit Facility, if any, are used for general corporate purposes, acquisitions, and letter of credit issuances to support our operations and liquidity. Revolving Credit Facility issuance and amendment costs, net of amortization, of $5 million and $6 million as of June 30, 2026 and December 31, 2025, respectively, are included in other noncurrent assets in our Consolidated Statements of Financial Position and are being amortized over the remaining term of the Revolving Credit Facility.
The credit agreements governing the Revolving Credit Facility and Guardian Term Loan include financial covenants that must be maintained. The Revolving Credit Facility requires DT Midstream to maintain a maximum consolidated net leverage ratio of 5 to 1, except that the Company may elect to temporarily increase the maximum consolidated net leverage ratio to 5.5 to 1 for a period of up to three fiscal quarters following the consummation of an acquisition or investment involving consideration exceeding $50 million. The Guardian Term Loan requires Guardian to maintain a maximum leverage ratio of 4.5 to 1. As of June 30, 2026, DT Midstream and Guardian were in compliance with these financial covenants.

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
Guarantees
In certain limited circumstances, we enter into contractual guarantees. We may guarantee another entity's obligation in the event it fails to perform and may provide guarantees in certain indemnification agreements. We did not have any guarantees of other parties' obligations as of June 30, 2026.
Surety Bonds
In certain limited circumstances, we enter into contracts that require us to obtain external surety bonds to secure our payment and performance. We agree to indemnify the issuers of these surety bonds for amounts, if any, paid by them under these agreements. In the event that any surety bonds are called for non-performance, we would be obligated to reimburse the issuer of the surety bond. The maximum potential indemnification under our surety bond agreements as of June 30, 2026 is $11 million.
Vector Line of Credit
We are the lender under a revolving term credit facility to Vector, the borrower, in the amount of CAD $70 million. The credit facility was executed in response to the passage of Canadian regulations requiring oil and gas pipelines to demonstrate their financial ability to respond to a catastrophic event and exists for the sole purpose of satisfying these regulations. Vector may only draw upon the facility if the funds are required to respond to a catastrophic event. The maximum potential payout as of June 30, 2026 is USD $49 million. The funding of a loan under the terms of the revolving term credit facility is considered remote.
Clean Fuels Gathering Contingent Payments
A gas supply agreement at Clean Fuels Gathering requires contingent payments from DT Midstream of up to $34 million upon the completion of certain milestones, including cumulative production and income tax credits, and variable payments under a sharing mechanism. One milestone was achieved in 2024 related to verification of gas production volumes and $10 million was paid and recorded as a prepaid asset. No additional milestones have been achieved as of June 30, 2026. The remaining unamortized prepaid asset is $1 million and $7 million in current and long-term other assets, respectively, in DT Midstream's Consolidated Statements of Financial Position as of June 30, 2026.
Contingent Liability
In order to comply with certain state environmental regulations, we have an obligation to restore pipeline right-of-way slope failures that may arise in the ordinary course of business in the Utica and Marcellus formations. We completed evaluations of all locations, which were prioritized based on the severity and proximity of the slope failures, and used updated cost information to assess the adequacy of the estimate for the contingent liability accrual. As of December 31, 2025, the Company had accrued contingent liabilities of $2 million for future slope restoration expenditures, which were included in other current liabilities in the Consolidated Statements of Financial Position. Based on evaluations during the three months ended June 30, 2026, we determined that the remaining contingent liability for future slope restoration expenditures was no longer required. As a result, there is no remaining accrued contingent liability for future slope restorations as of June 30, 2026.

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

DT Midstream, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

Financial data for our business segments follows:

	Three Months Ended June 30, 2026
	Pipeline	Gathering	Total Reportable Segments	Eliminations	Total Consolidated
	(millions)
Revenues
Operating revenues	$183	$168	$351	$(8)	$343
Operating Expenses
Operation and maintenance	39	59	98	(8)	90
Depreciation and amortization	28	40	68	—	68
Taxes other than income	8	4	12	—	12
Other (Income) and Deductions
Interest expense	14	28	42	—	42
Interest income	—	(1)	(1)	—	(1)
Earnings from equity method investees	(33)	—	(33)	—	(33)
Gain from financing activities	(1)	—	(1)	—	(1)
Other income	(3)	—	(3)	—	(3)
Income tax expense	41	12	53	—	53
Less: Net Income Attributable to Noncontrolling Interests	4	—	4	—	4
Net Income Attributable to DT Midstream	$86	$26	$112	$—	$112

Capital expenditures	$56	$49	$105	$—	$105

	Three Months Ended June 30, 2025
	Pipeline	Gathering	Total Reportable Segments	Eliminations	Total Consolidated
	(millions)
Revenues
Operating revenues	$176	$133	$309	$—	$309
Operating Expenses
Operation and maintenance	34	46	80	—	80
Depreciation and amortization	28	35	63	—	63
Taxes other than income	7	4	11	—	11
Other (Income) and Deductions
Interest expense	11	29	40	—	40
Earnings from equity method investees	(30)	—	(30)	—	(30)
Income tax expense	29	5	34	—	34
Less: Net Income Attributable to Noncontrolling Interests	4	—	4	—	4
Net Income Attributable to DT Midstream	$93	$14	$107	$—	$107

Capital expenditures	$20	$61	$81	$—	$81

DT Midstream, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

	Six Months Ended June 30, 2026
	Pipeline	Gathering	Total Reportable Segments	Eliminations	Total Consolidated
	(millions)
Revenues
Operating revenues	$368	$324	$692	$(13)	$679
Operating Expenses
Operation and maintenance	74	114	188	(13)	175
Depreciation and amortization	57	80	137	—	137
Taxes other than income	17	10	27	—	27
Asset losses and impairments, net	—	1	1		1
Other (Income) and Deductions
Interest expense	28	54	82	—	82
Interest income	(1)	(1)	(2)	—	(2)
Earnings from equity method investees	(76)	—	(76)	—	(76)
Gain from financing activities	(1)	—	(1)	—	(1)
Other income	(3)	—	(3)	—	(3)
Income tax expense	71	18	89	—	89
Less: Net Income Attributable to Noncontrolling Interests	8	—	8	—	8
Net Income Attributable to DT Midstream	$194	$48	$242	$—	$242

Capital expenditures	$90	$93	$183	$—	$183

	June 30, 2026
Investments in equity method investees	$1,243	$—	$1,243	$—	$1,243
Total Assets	$5,393	$4,814	$10,207	$—	$10,207

	Six Months Ended June 30, 2025
	Pipeline	Gathering	Total Reportable Segments	Eliminations	Total Consolidated
	(millions)
Revenues
Operating revenues	$345	$267	$612	$—	$612
Operating Expenses
Operation and maintenance	66	92	158	—	158
Depreciation and amortization	56	70	126	—	126
Taxes other than income	16	9	25	—	25
Other (Income) and Deductions
Interest expense	24	56	80	—	80
Interest income	(1)	—	(1)	—	(1)
Earnings from equity method investees	(67)	—	(67)	—	(67)
Income tax expense	59	10	69	—	69
Less: Net Income Attributable to Noncontrolling Interests	7	—	7	—	7
Net Income Attributable to DT Midstream	$185	$30	$215	$—	$215

Capital expenditures	$44	$108	$152	$—	$152

	December 31, 2025
Investments in equity method investees	$1,253	$—	$1,253	$—	$1,253
Total Assets	$5,297	$4,783	$10,080	$—	$10,080

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
Rate Case Settlements
As of June 30, 2026, there were no open FERC rate proceedings for the DTM Interstate Transportation pipelines. The most recent approved rate proceeding for Guardian included a max tariff rate reduction of approximately 13% which was effective April 1, 2025 and an additional 5% reduction effective April 1, 2026.
NOTE 13 — SUBSEQUENT EVENT
Dividend Declaration
On July 30, 2026, we announced that our Board of Directors declared a quarterly dividend of $0.88 per share of common stock. The dividend is payable to our stockholders of record as of September 21, 2026 and is expected to be paid on October 15, 2026.

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
For purposes of the following discussion, any increases or decreases refer to the comparison of the three months ended June 30, 2026 to the three months ended March 31, 2026, and the six months ended June 30, 2026 to the six months ended June 30, 2025, as applicable. The following table summarizes our consolidated financial results:

	Three Months Ended		Six Months Ended
	June 30,	March 31,	June 30,	June 30,
	2026	2026	2026	2025
	(millions, except per share amounts)
Operating revenues	$343	$336	$679	$612
Net Income Attributable to DT Midstream	112	130	242	215
Diluted Earnings per Common Share	$1.09	$1.27	$2.36	$2.10

	Three Months Ended		Six Months Ended
	June 30,	March 31,	June 30,	June 30,
	2026	2026	2026	2025
	(millions)
Net Income Attributable to DT Midstream
Pipeline	$86	$108	$194	$185
Gathering	26	22	48	30
Total	$112	$130	$242	$215
Pipeline
The Pipeline segment consists of our interstate pipelines, intrastate pipelines, storage systems, gathering lateral pipelines and compression and surface facilities. This segment also includes our equity method investments. Pipeline results and outlook are discussed below:

	Three Months Ended		Six Months Ended
	June 30,	March 31,	June 30,	June 30,
	2026	2026	2026	2025
	(millions)
Operating revenues	$183	$185	$368	$345
Operation and maintenance	39	35	74	66
Depreciation and amortization	28	29	57	56
Taxes other than income	8	9	17	16
Operating Income	108	112	220	207
Interest expense	14	14	28	24
Interest income	—	(1)	(1)	(1)
Earnings from equity method investees	(33)	(43)	(76)	(67)
Gain from financing activities	(1)	—	(1)	—
Other income	(3)	—	(3)	—
Income tax expense	41	30	71	59
Net Income	90	112	202	192
Less: Net Income Attributable to Noncontrolling Interests	4	4	8	7
Net Income Attributable to DT Midstream	$86	$108	$194	$185

Operating revenues decreased $2 million for the three months ended June 30, 2026 primarily due to lower short-term contract revenue and lower recovery of operational flow order fees, which are offset in operation and maintenance expense, on LEAP of $4 million, partially offset by higher Stonewall inter-segment revenue from the MVP expansion of $3 million. Operating revenues increased $23 million for the six months ended June 30, 2026 primarily due to higher LEAP revenue of $14 million from new customer contracts and higher recovery of operational flow order fees, which are offset in operation and maintenance expense, higher Stonewall inter-segment revenue from the MVP expansion of $12 million, and higher Viking short-term firm service revenue contracts of $3 million, partially offset by lower Stonewall volumes of $5 million.
Operation and maintenance expense increased $4 million for the three months ended June 30, 2026 primarily due to timing of pipeline integrity evaluations, partially offset by higher operational flow order fees on LEAP in the prior period. Operation and maintenance expense increased $8 million for the six months ended June 30, 2026 primarily due to higher production-related operating expenses and operational flow order fees on LEAP of $5 million.
Earnings from equity method investees decreased $10 million for the three months ended June 30, 2026 primarily due to lower seasonal short-term contract revenues of $7 million at Millennium and higher operating expenses of $3 million at NEXUS. Earnings from equity method investees increased $9 million for the six months ended June 30, 2026 primarily due to higher seasonal short-term contract revenues at Millennium of $5 million and at NEXUS of $3 million.
Income tax expense increased $11 million for the three months ended June 30, 2026 due to an increase in the effective tax rate, partially offset by lower income before income taxes. Income tax expense increased $12 million for the six months ended June 30, 2026 due to an increase in the effective tax rate and higher income before income taxes. See Note 7, "Income Taxes" to the Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.
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

Gathering
The Gathering segment includes gathering systems, related treatment plants and compression and surface facilities. Gathering results and outlook are discussed below:

	Three Months Ended		Six Months Ended
	June 30,	March 31,	June 30,	June 30,
	2026	2026	2026	2025
	(millions)
Operating revenues	$168	$156	$324	$267
Operation and maintenance	59	55	114	92
Depreciation and amortization	40	40	80	70
Taxes other than income	4	6	10	9
Asset losses and impairments, net	—	1	1	—
Operating Income	65	54	119	96
Interest expense	28	26	54	56
Interest income	(1)	—	(1)	—
Income tax expense	12	6	18	10
Net Income Attributable to DT Midstream	$26	$22	$48	$30
Operating revenues increased $12 million for the three months ended June 30, 2026 primarily due to higher volumes of $6 million and higher recovery of production-related operating expenses of $4 million on Blue Union Gathering, and higher Appalachia Gathering volumes due to the MVP expansion of $5 million, partially offset by lower Susquehanna Gathering volumes of $2 million. Operating revenues increased $57 million for the six months ended June 30, 2026 primarily due to higher volumes of $27 million and higher recovery of production-related operating expenses of $4 million on Blue Union Gathering, higher Appalachia Gathering volumes of $16 million, higher Tioga Gathering volumes of $7 million, and higher volumes and deficiency fees on Ohio Utica Gathering of $5 million, partially offset by lower Susquehanna Gathering volumes of $4 million.
Operation and maintenance expense increased $4 million for the three months ended June 30, 2026 primarily due to higher production-related operating expenses at Blue Union Gathering of $3 million. Operation and maintenance expense increased $22 million for the six months ended June 30, 2026 primarily due to higher inter-segment fees at Appalachia Gathering from the MVP expansion of $12 million and higher production-related operating expenses at Blue Union Gathering of $10 million.
Depreciation and amortization expense increased $10 million for the six months ended June 30, 2026 primarily due to assets placed into service at Blue Union Gathering, Clean Fuels Gathering, Ohio Utica Gathering, and Appalachia Gathering.
Income tax expense increased $6 million for the three months ended June 30, 2026 due to an increase in the effective tax rate and higher income before income taxes. Income tax expense increased $8 million for the six months ended June 30, 2026 due to higher income before income taxes and an increase in the effective tax rate. See Note 7, "Income Taxes" to the Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.
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

	Six Months Ended
	June 30,
	2026	2025
	(millions)
Cash and Cash Equivalents at Beginning of Period	$54	$68
Net cash and cash equivalents from operating activities	502	432
Net cash and cash equivalents used for investing activities	(172)	(124)
Net cash and cash equivalents used for financing activities	(212)	(302)
Net Increase in Cash and Cash Equivalents	118	6
Cash and Cash Equivalents at End of Period	$172	$74
For purposes of the following discussion, any increases or decreases refer to the comparison of the six months ended June 30, 2026 to the six months ended June 30, 2025.
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
Net cash and cash equivalents from operating activities increased $70 million for the six months ended June 30, 2026 primarily due to an increase in operating income of $47 million after adjustment for non-cash items including depreciation and amortization expense, stock-based compensation, and amortization of operating lease right-of-use assets, an increase in dividends received from equity method investees of $16 million, and increases in net working capital changes of $8 million, partially offset by an increase in cash paid for income taxes, net of refunds received, of $3 million.
Investing Activities
Cash outflows associated with our investing activities are primarily the result of plant and equipment expenditures, acquisitions, and contributions to equity method investees. Cash inflows from our investing activities are generated from proceeds from sale or collection of notes receivable, distributions received from equity method investees, and proceeds from asset sales.

Net cash and cash equivalents used for investing activities increased $48 million for the six months ended June 30, 2026 primarily due to an increase in plant and equipment expenditures of $31 million, a purchase price adjustment for the Midwest Pipeline Acquisition in 2025 of $10 million, and higher contributions to equity method investees of $8 million.
Financing Activities
DT Midstream paid cash dividends on common stock of $172 million and $158 million during the six months ended June 30, 2026 and 2025, respectively. See Note 6, "Earnings Per Share and Dividends" to the Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.
Net cash and cash equivalents used for financing activities decreased $90 million for the six months ended June 30, 2026 primarily due to proceeds received from the issuance of the Guardian Term Loan of $149 million and lower net repayments under the Revolving Credit Facility of $125 million, partially offset by repurchases of the 2029 Notes and 2031 Notes of $148 million, higher payroll taxes paid related to vested stock-based compensation of $18 million, higher dividends paid on common stock of $14 million, and lower contributions from noncontrolling interests of $4 million.
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
Our sources of liquidity include cash and cash equivalents generated from operating activities and available borrowings under our Revolving Credit Facility. As of June 30, 2026, we had $17 million of letters of credit outstanding and no borrowings outstanding under our Revolving Credit Facility. We had approximately $1.2 billion of available liquidity as of June 30, 2026, consisting of Cash and cash equivalents and available borrowings under our Revolving Credit Facility.
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
The credit agreements covering the Revolving Credit Facility and Guardian Term Loan include financial covenants that must be maintained. We are in compliance with these covenants as of June 30, 2026. See Note 9, "Debt" to the Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.
CAPITAL INVESTMENTS
Capital spending within our Company is primarily for ongoing maintenance and expansion of our existing assets, and if identified, attractive growth opportunities. We have been disciplined in our capital deployment and make growth investments that meet our criteria in terms of strategy, management skills, and identified risks and expected returns. All potential investments are analyzed for their rates of return and cash payback on a risk-adjusted basis. Our total capital investments were $193 million for the six months ended June 30, 2026, inclusive of $10 million in contributions to equity method investees and $183 million in plant and equipment expenditures. These were primarily related to investments on Blue Union Gathering, Guardian, Appalachia Gathering, Midwestern, Viking and Ohio Utica Gathering. We anticipate total capital investments, inclusive of contributions to equity method investees and plant and equipment expenditures, for the year ended December 31, 2026 of approximately $490 million to $570 million.

CRITICAL ACCOUNTING ESTIMATES
The preparation of our Consolidated Financial Statements in conformity with GAAP requires that management apply accounting policies and makes estimates and assumptions that affect results of operations and the amounts of assets and liabilities reported in the Consolidated Financial Statements. There have been no significant changes to our critical accounting estimates from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025.
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
Our key customer, Expand Energy, is investment grade. We engage with other customers that are sub-investment grade. These customers are otherwise considered creditworthy or are required to make prepayments or provide security to satisfy credit concerns. We regularly monitor for bankruptcy proceedings that may impact our customers and had no bankruptcy proceedings during the six months ended June 30, 2026.
Interest Rate Risk
We are subject to interest rate risk in connection with floating rate debt borrowings under our Revolving Credit Facility and the Guardian Term Loan. Our exposure to interest rate risk arises primarily from changes in SOFR. As of June 30, 2026, we had $150 million of floating rate debt outstanding related to the variable rate Guardian Term Loan and no borrowings outstanding under our Revolving Credit Facility. See Note 9, "Debt" to the Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.

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
Summary of Sensitivity Analysis
A sensitivity analysis was performed on the fair values of our long-term debt obligations. The sensitivity analysis involved increasing and decreasing interest rates as of June 30, 2026 by a hypothetical 10% and calculating the resulting change in the fair values. We have no debt maturing until 2029, as described in Note 9, "Debt" to the Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q. The hypothetical losses related to long-term debt would be realized only if we transferred all of our fixed-rate long-term debt to other creditors. The results of the sensitivity analysis are as follows:

	Assuming a 10% Increase in Rates	Assuming a 10% Decrease in Rates	Change in the Fair Value of
Activity	As of June 30, 2026
	(millions)
Interest rate risk	$(73)	$75	Long-term debt
Item 4. Controls and Procedures
(a) Evaluation of disclosure controls and procedures
Management of DT Midstream carried out an evaluation, under the supervision and with the participation of DT Midstream's Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of DT Midstream's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2026, which is the end of the period covered by this report. Based on this evaluation, DT Midstream's CEO and CFO have concluded that such disclosure controls and procedures are effective in providing reasonable assurance that information required to be disclosed by DT Midstream in reports that it files or submits under the Exchange Act (i) is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms and (ii) is accumulated and communicated to DT Midstream's management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Due to the inherent limitations in the effectiveness of any disclosure controls and procedures, management cannot provide absolute assurance that the objectives of our disclosure controls and procedures will be attained.
(b) Changes in internal control over financial reporting
There have been no changes in DT Midstream's internal control over financial reporting during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, DT Midstream's internal control over financial reporting.

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
Item 5. Other Information
During the three months ended June 30, 2026, none of the Company’s directors or executive officers adopted, modified or terminated a "Rule 10b5-1 trading arrangement" or any "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408 of Regulation S-K.

Item 6. Exhibits

Exhibit Number	Description

(i) Exhibits incorporated by reference:

3.1	Certificate of Incorporation of DT Midstream, Inc. (incorporated by reference to Exhibit 3.1 to DT Midstream's Current Report on Form 8-K filed July 1, 2021)

3.2	Certificate of Amendment to the Certificate of Incorporation of DT Midstream, Inc. (incorporated by reference to Exhibit 3.1 to DT Midstream's Current Report on Form 8-K filed May 9, 2025)

3.3	Second Amended and Restated Bylaws of DT Midstream, Inc., effective May 9, 2025 (incorporated by reference to Exhibit 3.3 to DT Midstream's Quarterly Report on Form 10-Q filed July 31, 2025)

4.1	Indenture, dated as of June 9, 2021, among DT Midstream, Inc., the Guarantors and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to DT Midstream's Form 8-K filed June 10, 2021)

4.2	Indenture, dated as of April 11, 2022, among DT Midstream, Inc., the Guarantors and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.1 to DT Midstream's Current Report on Form 8-K filed April 11, 2022)

4.3	Pari Passu Intercreditor Agreement, dated as of April 11, 2022, among DT Midstream, Inc., the Guarantors, Barclays Bank PLC, as Credit Agreement Agent, and U.S. Bank Trust Company, National Association, as Notes Collateral Agent (incorporated by reference to Exhibit 4.2 to DT Midstream's Current Report on Form 8-K filed April 11, 2022)

4.4	First Supplemental Indenture, dated as of August 12, 2024, among DT Midstream, Inc., the Guarantors and U.S. Bank Trust Company, National Association, as Trustee and Notes Collateral Agent (incorporated by reference to Exhibit 4.4 to DT Midstream's Quarterly Report on Form 10-Q filed on October 29, 2024)

4.5	Indenture, dated as of December 6, 2024, among DT Midstream, Inc., the Guarantors and U.S. Bank Trust Company, National Association, as Trustee and Notes Collateral Agent (incorporated by reference to Exhibit 4.1 to DT Midstream's Current Report on Form 8-K filed on December 6, 2024)

4.6	First Supplemental Indenture, dated as of January 30, 2025, among DT Midstream, Inc., the Guaranteeing Subsidiaries and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.1 to DT Midstream's Annual Report on Form 10-K filed February 26, 2025)

4.7	Second Supplemental Indenture, dated as of January 30, 2025, among DT Midstream, Inc., the Guaranteeing Subsidiaries and U.S. Bank Trust Company, National Association, as trustee and Notes Collateral Agent (incorporated by reference to Exhibit 4.2 to DT Midstream's Annual Report on Form 10-K filed February 26, 2025)

4.8	First Supplemental Indenture, dated as of January 30, 2025, among DT Midstream, Inc., the Guaranteeing Subsidiaries and U.S. Bank Trust Company, National Association, as trustee and Notes Collateral Agent (incorporated by reference to Exhibit 4.3 to DT Midstream's Annual Report on Form 10-K filed February 26, 2025)

(ii) Exhibits filed herewith:

10.1	Credit Agreement, dated as of April 30, 2026, among Guardian Pipeline, L.L.C., the Lenders party thereto and PNC Bank, National Association, as Administrative Agent

31.1	Chief Executive Officer Section 302 Form 10-Q Certification of Periodic Report

31.2	Chief Financial Officer Section 302 Form 10-Q Certification of Periodic Report

95.1	Mine Safety Disclosure

101.INS	XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

Exhibit Number	Description

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

(iii) Exhibits furnished herewith:

32.1	Chief Executive Officer Section 906 Form 10-Q Certification of Periodic Report

32.2	Chief Financial Officer Section 906 Form 10-Q Certification of Periodic Report

Signature
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized.

Date:	July 30, 2026
DT MIDSTREAM, INC.

		By:	/S/ JOSEPH P. FINLAND
Joseph P. Finland Chief Accounting Officer
(Duly Authorized Officer)