Form 10-Q
period 2026-09-30
DT Midstream, Inc.
filed 2026-10-29
CIK 1842022

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period ended September 30, 2026
Or
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
Number of shares of common stock outstanding as of September 30, 2026:

Description	Shares
Common stock, par value $0.01	102,015,296

DEFINITIONS
Unless the context otherwise requires, references to "we," "us," "our," "Registrant," or the "Company" and words of similar importance refer to DT Midstream and, unless otherwise specified, our consolidated subsidiaries and our unconsolidated joint ventures. As used in this Form 10-Q, the terms and definitions below have the following meanings:

AFUDC	Allowance for funds used during construction, represents the cost of financing construction projects for FERC-regulated businesses, including the estimated cost of debt and authorized return on equity

Appalachia Gathering	A 160-mile gathering system that gathers Marcellus shale natural gas and delivers to the Texas Eastern Pipeline and Stonewall

ASC 606	The Accounting Standards Codification of Revenue from Contracts with Customers issued by the FASB

ASC 980	The Accounting Standards Codification of Regulated Operations issued by the FASB

ASU	Accounting Standards Update issued by the FASB

Bcf	Billion cubic feet of natural gas

Birdsboro	A 14-mile interstate pipeline transporting gas supply to a gas-fired power plant in Pennsylvania

Blue Union Gathering
A 443-mile gathering system that gathers shale natural gas from the Haynesville formation of Louisiana and Texas and delivers to markets in the Gulf Coast region; ancillary services include water impoundment, water transportation, water disposal and sand

Bluestone	A 65-mile gathering lateral pipeline, and two compression facilities, that gathers Marcellus shale natural gas and delivers to Millennium and the Tennessee Pipeline

Bluff Creek Replacement	Capital project to replace and upgrade the natural gas compressor facility and the system controls at Guardian's Bluff Creek compressor station

CAD	Canadian Dollar ($)

Chicago Hub	A major natural gas market and transportation hub located in the Chicago area, serving as a critical interconnection point for multiple interstate pipelines

Clean Fuels Gathering	A 93-mile gathering system that gathers and treats coal mine methane into pipeline quality gas

Columbia Pipeline	Columbia Gas Transmission, LLC, owned by TC Energy Corporation and Global Infrastructure Partners

DT Midstream	DT Midstream, Inc. and our consolidated subsidiaries

DTM Interstate Transportation	DTM Interstate Transportation, LLC, the consolidated subsidiary of DT Midstream which is comprised of Guardian, Midwestern and Viking

Expand Energy	Expand Energy Corporation and/or its affiliates

FASB	Financial Accounting Standards Board

FERC	Federal Energy Regulatory Commission

GAAP	Generally Accepted Accounting Principles in the United States

Generation	A 25-mile intrastate pipeline in northern Ohio owned by NEXUS

GHG	Greenhouse gas

Guardian	Guardian Pipeline, L.L.C., a 263-mile interstate pipeline which connects to the Chicago Hub and serves key Upper Midwest demand centers

Guardian Term Loan	Guardian's $150 million unsecured term loan facility maturing April 30, 2033

Inflation Reduction Act	The Inflation Reduction Act of 2022 (H.R. 5376)

LEAP	Louisiana Energy Access Project, a 221-mile gathering lateral pipeline that gathers Haynesville shale natural gas and delivers to markets in the Gulf Coast region

DEFINITIONS

LNG	Liquefied natural gas

Michigan System	A 335-mile pipeline system in northern Michigan

Midwestern	Midwestern Gas Transmission Company, a 402-mile bi-directional interstate pipeline which connects Appalachia supply to the Midwest market region between Tennessee and the Chicago Hub

Midwest Pipeline Acquisition	The transaction with subsidiaries of ONEOK, Inc. pursuant to which DTM Interstate Transportation acquired 100% of the equity interests in each of Guardian, Midwestern and Viking

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

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements

DT Midstream, Inc.
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
	(millions, except per share amounts)
Revenues
Operating revenues	$336	$314	$1,015	$926
Operating Expenses
Operation and maintenance	89	84	264	242
Depreciation and amortization	71	65	208	191
Taxes other than income	11	10	38	35
Asset losses and impairments, net	2	—	3	—
Operating Income	163	155	502	458
Other (Income) and Deductions
Interest expense	40	40	122	120
Interest income	(2)	(1)	(4)	(2)
Earnings from equity method investees	(34)	(34)	(110)	(101)
Gain from financing activities	(1)	—	(2)	—
Other income	(3)	(3)	(6)	(3)
Income Before Income Taxes	163	153	502	444
Income Tax Expense	41	35	130	104
Net Income	122	118	372	340
Less: Net Income Attributable to Noncontrolling Interests	4	3	12	10
Net Income Attributable to DT Midstream	$118	$115	$360	$330

Basic Earnings per Common Share
Net Income Attributable to DT Midstream	$1.16	$1.14	$3.54	$3.25

Diluted Earnings per Common Share
Net Income Attributable to DT Midstream	$1.16	$1.13	$3.51	$3.22

Weighted Average Common Shares Outstanding
Basic	102.0	101.6	102.0	101.6
Diluted	102.7	102.5	102.7	102.5

See Notes to Consolidated Financial Statements (Unaudited)

DT Midstream, Inc.
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
	(millions)
Net Income	$122	$118	$372	$340
Other comprehensive income, net of tax
Foreign currency translation, net of tax	—	—	—	1
Total other comprehensive income, net of tax	—	—	—	1
Comprehensive income	122	118	372	341
Less: Comprehensive income attributable to noncontrolling interests	4	3	12	10
Comprehensive Income Attributable to DT Midstream	$118	$115	$360	$331

See Notes to Consolidated Financial Statements (Unaudited)

DT Midstream, Inc.
Consolidated Statements of Financial Position
(Unaudited)

	September 30,	December 31,
	2026	2025
	(millions)
ASSETS
Current Assets
Cash and cash equivalents	$231	$54
Accounts receivable (net of $— allowance for expected credit loss for each period end)	185	186
Notes receivable — related party	4	—
Deferred property taxes	10	42
Prepaid expenses and other	39	36
	469	318
Investments
Investments in equity method investees	1,220	1,253

Property
Property, plant, and equipment	7,308	6,958
Accumulated depreciation	(1,351)	(1,192)
	5,957	5,766
Other Assets
Goodwill	781	781
Long-term notes receivable — related party	—	4
Operating lease right-of-use assets	41	46
Intangible assets, net	1,817	1,862
Other	47	50
	2,686	2,743
Total Assets (a)	$10,332	$10,080
__________________________________
(a) Our consolidated assets include $923 million and $943 million at September 30, 2026 and December 31, 2025, respectively, of certain assets that can be used only to settle obligations of the VIE. See Note 1, "Description of the Business and Basis of Presentation," to the Consolidated Financial Statements.

See Notes to Consolidated Financial Statements (Unaudited)

DT Midstream, Inc.
Consolidated Statements of Financial Position
(Unaudited)

	September 30,	December 31,
	2026	2025
	(millions, except shares)
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$144	$65
Operating lease liabilities	18	16
Dividends payable	90	83
Interest payable	47	11
Property taxes payable	32	48
Accrued compensation	20	25
Contract liabilities	28	25
Other	24	23
	403	296

Long-Term Debt, net	3,277	3,324

Other Liabilities
Deferred income taxes	1,386	1,270
Operating lease liabilities	24	32
Contract liabilities	166	160
Regulatory liabilities	90	90
Other	31	30
	1,697	1,582
Total Liabilities (b)	5,377	5,202

Commitments and Contingencies (Note 10)

Stockholders' Equity
Preferred stock ($0.01 par value, 50,000,000 shares authorized, and no shares issued or outstanding as of September 30, 2026 and December 31, 2025)	—	—
Common stock ($0.01 par value, 550,000,000 shares authorized, and 102,015,296 and 101,673,925 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively)	1	1
Additional paid-in capital	3,905	3,915
Retained earnings	916	827
Accumulated other comprehensive loss	(7)	(7)
Total DT Midstream Equity	4,815	4,736
Noncontrolling interests	140	142
Total Equity	4,955	4,878
Total Liabilities and Equity	$10,332	$10,080
__________________________________
(b) Our consolidated liabilities include $8 million and $16 million at September 30, 2026 and December 31, 2025, respectively, of certain liabilities for which creditors do not have recourse to the general credit of the primary beneficiary. See Note 1, "Description of the Business and Basis of Presentation," to the Consolidated Financial Statements.

See Notes to Consolidated Financial Statements (Unaudited)

DT Midstream, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	September 30,
	2026	2025
	(millions)
Operating Activities
Net Income	$372	$340
Adjustments to reconcile Net Income to Net cash and cash equivalents from operating activities:
Depreciation and amortization	208	191
Stock-based compensation	19	19
Amortization of operating lease right-of-use assets	13	13
Deferred income taxes	116	99
Earnings from equity method investees	(110)	(101)
Dividends from equity method investees	113	105
Gain from financing activities	(2)	—
Changes in assets and liabilities:
Accounts receivable, net	1	(13)
Accounts payable	3	(15)
Interest payable	36	37
Contract liabilities	9	23
Other current and noncurrent assets and liabilities	(1)	8
Net cash and cash equivalents from operating activities	777	706
Investing Activities
Plant and equipment expenditures	(274)	(295)
Acquisition accounted for as a business combination (purchase price adjustment)	—	10
Distributions from equity method investees	47	34
Contributions to equity method investees	(17)	(3)
Net cash and cash equivalents used for investing activities	(244)	(254)
Financing Activities
Issuance of long-term debt, net of discount and issuance costs	149	—
Repayment of long-term debt	(197)	—
Borrowings under the Revolving Credit Facility	90	235
Repayment of borrowings under the Revolving Credit Facility	(90)	(385)
Distributions to noncontrolling interests	(15)	(14)
Contributions from noncontrolling interests	1	7
Dividends paid on common stock	(262)	(241)
Stock-based compensation tax withholding payments	(32)	(24)
Net cash and cash equivalents used for financing activities	(356)	(422)
Net Increase in Cash and Cash Equivalents	177	30
Cash and Cash Equivalents at Beginning of Period	54	68
Cash and Cash Equivalents at End of Period	$231	$98

Supplemental disclosure of cash information
Cash paid for:
Interest, net of interest capitalized	$79	$75
Income taxes, net of refunds received	9	3
Supplemental disclosure of non-cash investing and financing activities
Plant and equipment expenditures in accounts payable and other accrued liabilities	$126	$83

See Notes to Consolidated Financial Statements (Unaudited)

DT Midstream, Inc.
Consolidated Statements of Changes in Stockholders' Equity
(Unaudited)

			Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests
	Common Stock
	Shares	Amount					Total
	(dollars in millions, shares in thousands)
Balance, December 31, 2025	101,674	$1	$3,915	$827	$(7)	$142	$4,878
Net Income	—	—	—	130	—	4	134
Dividends declared on common stock ($0.880 per common share)	—	—	—	(89)	—	—	(89)
Contributions from noncontrolling interests	—	—	—	—	—	1	1
Distributions to noncontrolling interests	—	—	—	—	—	(5)	(5)
Stock-based compensation	340	—	(23)	(1)	—	—	(24)
Balance, March 31, 2026	102,014	$1	$3,892	$867	$(7)	$142	$4,895
Net Income	—	—	—	112	—	4	116
Dividends declared on common stock ($0.880 per common share)	—	—	—	(90)	—	—	(90)
Distributions to noncontrolling interests	—	—	—	—	—	(4)	(4)
Stock-based compensation	1	—	5	(1)	—	—	4
Balance, June 30, 2026	102,015	$1	$3,897	$888	$(7)	$142	$4,921
Net Income	—	—	—	118	—	4	122
Dividends declared on common stock ($0.880 per common share)	—	—	—	(90)	—	—	(90)
Distributions to noncontrolling interests	—	—	—	—	—	(6)	(6)
Stock-based compensation	—	—	8	—	—	—	8
Balance, September 30, 2026	102,015	$1	$3,905	$916	$(7)	$140	$4,955

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
In our opinion, the accompanying unaudited Consolidated Financial Statements include all adjustments, consisting of normal recurring adjustments, necessary to present a fair statement of our financial position as of September 30, 2026, results of operations for the three and nine months ended September 30, 2026 and 2025, and cash flows for the nine months ended September 30, 2026 and 2025. Certain prior period amounts have been reclassified to conform to the current period presentation. The Consolidated Statement of Financial Position as of December 31, 2025 was derived from audited annual financial statements but does not include all disclosures required by GAAP. Financial results for this interim period are not necessarily indicative of results that may be expected for any other interim period or for the year ending December 31, 2026. The Consolidated Financial Statements should be read in conjunction with DT Midstream's Consolidated Financial Statements and Notes to Consolidated Financial Statements included in DT Midstream's 2025 Annual Report on Form 10-K.
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

DT Midstream, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

The following table summarizes the major line items in the Consolidated Statements of Financial Position for consolidated VIEs as of September 30, 2026 and December 31, 2025. All assets and liabilities of a consolidated VIE are included in the table when it has been determined that a consolidated VIE has either (1) assets that can be used only to settle obligations of the VIE or (2) liabilities for which creditors do not have recourse to the general credit of the primary beneficiary. The assets and liabilities of consolidated VIEs that meet the definition of a business and whose assets can be used for purposes other than the settlement of the VIEs' obligations have been excluded from the table below.

	September 30,	December 31,
	2026	2025
	(millions)
ASSETS (a)
Cash	$21	$20
Accounts receivable	8	10
Other current assets	5	3
Intangible assets, net	442	454
Property, plant and equipment, net	422	431
Goodwill	25	25
	$923	$943

LIABILITIES (a)
Accounts payable and other current liabilities	$5	$13
Other noncurrent liabilities	3	3
	$8	$16
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
Our equity method investments are periodically evaluated for certain factors that may be indicative of other-than-temporary impairment. As of September 30, 2026 and December 31, 2025, our carrying amounts of investments in equity method investees exceeded our share of the underlying equity in the net assets of the investees by $308 million and $320 million, respectively. The difference will be amortized over the life of the underlying assets. As of both September 30, 2026 and December 31, 2025, our consolidated retained earnings balance did not have undistributed earnings from equity method investments. We use the cumulative earnings approach to classify proceeds received from equity method investees as dividends or distributions on the Consolidated Statements of Cash Flows.
Earnings from equity method investees include:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
	(millions)
NEXUS	$17	$18	$49	$48
Vector	10	7	33	28
Millennium	7	9	28	25
Total Earnings from equity method investees	$34	$34	$110	$101

DT Midstream, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

Investments in equity method investees are described below:

	Investments As of		% Owned As of
	September 30,	December 31,	September 30,	December 31,
Equity Method Investee	2026	2025	2026	2025
	(millions)
NEXUS	$853	$867	50%	50%
Vector	145	134	40%	40%
Millennium	222	252	52.5%	52.5%
Total Investments in equity method investees	$1,220	$1,253
The following table presents summarized financial information of our non-consolidated equity method investees. The amounts included below represent 100% of the results of continuing operations of such entities, including the portion owned by other parties.
Summarized income statement data is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
	(millions)
Operating revenues	$204	$202	$622	$612
Operating expenses	99	97	290	295
Net Income	$79	$78	$253	$234
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
We regularly monitor the credit quality of our financing receivables by reviewing counterparty credit quality indicators and monitoring for triggering events, such as a credit rating downgrade or bankruptcy. We have three internal grades of credit quality, with internal grade 1 as the lowest risk and internal grade 3 as the highest risk. The related credit quality indicators and risk ratings utilized to develop the internal grades have been updated through September 30, 2026. As of September 30, 2026, the notes receivable — related party of $4 million, which originated prior to 2021, were classified as internal grade 1. There are no notes receivable on nonaccrual status and no past due financing receivables as of September 30, 2026.
For trade accounts receivable, the customer allowance for expected credit loss is calculated based on specific review of future collections based on receivable balances generally in excess of 30 days. Existing and future economic conditions, historical loss rates, customer trends and other relevant factors that may affect our ability to collect are also considered. Receivables are written off on a specific identification basis and determined based on the particular circumstances of the associated receivable. Uncollectible expense (recovery) was zero for each of the three and nine months ended September 30, 2026 and 2025.
Our collections on accounts receivable from customers are current, and no material rate of historical loss was noted, which resulted in no allowance for expected credit loss as of September 30, 2026 or December 31, 2025. Any balance would be shown as a deduction from the respective financing receivable's balance in the Consolidated Statements of Financial Position.

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

DT Midstream, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

NOTE 3 — NEW ACCOUNTING PRONOUNCEMENTS
Recently Issued Pronouncements
In November 2024, the FASB issued ASU No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. The amendments require enhanced disclosures of specified costs and expenses included in significant expense captions in the income statement, including purchases of inventory, employee compensation, depreciation, amortization, and other key amounts. The FASB subsequently issued ASU No. 2025-01 in January 2025 to clarify the effective date of ASU No. 2024-03. The amendments are effective for annual reporting periods beginning after December 15, 2026 and interim reporting periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the impact of this standard's adoption on the Notes to Consolidated Financial Statements.
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

DT Midstream, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

NOTE 4 — REVENUE
Disaggregation of Revenue
The following is a summary of revenues disaggregated by segment:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
	(millions)
Pipeline (a)	$182	$169	$550	$514
Gathering	161	145	485	412
Elimination of inter-segment revenue	(7)	—	(20)	—
Total Operating revenues	$336	$314	$1,015	$926
__________________________________
(a) Includes revenues outside the scope of ASC 606 primarily related to contracts accounted for as leases of $18 million for both the three months ended September 30, 2026 and 2025, and $55 million and $60 million for the nine months ended September 30, 2026 and 2025, respectively.
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
Contract Liabilities
The following is a summary of contract liability activity:

2026
(millions)
Balance as of January 1	$185
Increases due to cash received or receivable, excluding amounts recognized as revenue during the period	36
Revenue recognized that was included in the balance at the beginning of the period	(27)
Balance as of September 30	$194
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
The following table presents contract liability amounts as of September 30, 2026 that are expected to be recognized as revenue in future periods:

(millions)
Remainder of 2026	$9
2027	25
2028	20
2029	20
2030	20
2031 and thereafter	100
Total	$194
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
The following table presents revenue amounts related to fixed consideration, including consideration from maximum tariff rates that may be revised through future regulatory proceedings, associated with unsatisfied performance obligations as of September 30, 2026 that are expected to be recognized as revenue in future periods:

(millions)
Remainder of 2026	$76
2027	304
2028	242
2029	207
2030	170
2031 and thereafter	445
Total	$1,444
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
As of September 30, 2026 and December 31, 2025, we had capitalized costs to obtain or fulfill a contract of $16 million and $17 million, respectively, which are included in other current assets and other noncurrent assets in the accompanying Consolidated Statements of Financial Position. During the three and nine months ended September 30, 2026 and 2025, we recognized less than $1 million of amortization expense related to such capitalized costs.

DT Midstream, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

NOTE 5 — GOODWILL
We have goodwill that resulted from business combinations. The carrying value of goodwill is evaluated for impairment on an annual basis or whenever events or circumstances indicate that the value of goodwill may be impaired. We performed our prior year annual impairment test as of October 1, 2025 and determined that the estimated fair value of each reporting unit exceeded its carrying value, and no impairment existed. No additions, impairments or other changes occurred during the three and nine months ended September 30, 2026.
The following is a summary of the carrying value of goodwill by reporting unit:

	September 30,	December 31,
	2026	2025
	(millions)
Pipeline	$361	$361
Gathering	420	420
Total Goodwill	$781	$781
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
The following is a reconciliation of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
	(millions, except per share amounts)
Basic and Diluted Earnings per Common Share
Net Income Attributable to DT Midstream	$118	$115	$360	$330
Average number of common shares outstanding — basic	102.0	101.6	102.0	101.6

Incremental shares attributable to:
Average dilutive restricted stock units and performance share awards	0.7	0.9	0.7	0.9
Average number of common shares outstanding — diluted	102.7	102.5	102.7	102.5

Basic Earnings per Common Share	$1.16	$1.14	$3.54	$3.25
Diluted Earnings per Common Share	$1.16	$1.13	$3.51	$3.22

DT Midstream, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

We declared the following cash dividends:

Dividends Declared	Dividend Amount		Dividend Payment Date
(quarter ended)	(per-share)	(millions)
2025
March 31	$0.820	$83	April 2025
June 30	$0.820	$83	July 2025
September 30	$0.820	$83	October 2025
December 31	$0.820	$83	January 2026
2026
March 31	$0.880	$89	April 2026
June 30	$0.880	$90	July 2026
September 30	$0.880	$90	October 2026
NOTE 7 — INCOME TAXES
Effective Tax Rates
We record income taxes during the interim period using an estimated annual effective tax rate and recognize specific events discretely as they occur.
The interim period effective tax rate of DT Midstream was 25% and 23% for the three months ended September 30, 2026 and 2025, respectively, and 26% and 23% for the nine months ended September 30, 2026 and 2025, respectively.
The difference between the current period interim effective tax rate for the three months ended September 30, 2026 and the federal statutory rate of 21% is primarily driven by state income taxes. The difference between the current period interim effective tax rate for the nine months ended September 30, 2026 and the federal statutory rate is primarily driven by state income taxes and a non-recurring adjustment to our deferred tax liabilities recognized during the three months ended June 30, 2026. The difference between the prior period interim effective tax rates and the federal statutory rate was primarily driven by state income taxes.
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
Fair Value of Financial Instruments
The following table presents the carrying amount and fair value of financial instruments:

	September 30, 2026				December 31, 2025
	Carrying	Fair Value			Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3	Amount	Level 1	Level 2	Level 3
	(millions)
Cash equivalents (a)	$193	$—	$193	$—	$23	$—	$23	$—
Notes receivable — related party (b)	4	—	—	4	—	—	—	—
Long-term notes receivable — related party (b)	—	—	—	—	4	—	—	4
Long-term debt (c)	$3,277	$—	$2,968	$150	$3,324	$—	$3,318	$—
______________________________________
(a)Cash equivalents are stated at cost, which approximates fair value.
(b)Long‑term related party notes receivable were reclassified to short‑term during the three months ended March 31, 2026 due to contractual maturity occurring within the next twelve months.
(c)Carrying value represents principal of $3.3 billion, net of unamortized debt discounts and issuance costs.
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
In August 2026, DT Midstream repurchased $50 million aggregate principal amount of the 2029 Notes in open-market transactions.
The repurchases were completed at discounts and accounted for as partial extinguishments of debt. As a result, the Company recognized gains on extinguishment of debt of approximately $1 million during each of the three months ended June 30, 2026 and September 30, 2026, which were recorded as Gain from financing activities on DT Midstream's Consolidated Statements of Operations for the nine months ended September 30, 2026.

DT Midstream, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

Long-Term Debt
The following is a summary of long-term debt:

			Maturity	September 30,	December 31,
Title	Type	Interest Rate	Date	2026	2025
				(millions)
2029 Notes	Senior Unsecured Notes (a)	4.125%	2029	$920	$1,100
2031 Notes	Senior Unsecured Notes (a)	4.375%	2031	980	1,000
2032 Notes	Senior Unsecured Notes (b)	4.300%	2032	600	600
2034 Notes	Senior Unsecured Notes (a)	5.800%	2034	650	650
Guardian Term Loan	Unsecured Term Loan	Variable (c)	2033	150	—
Long-term debt principal				3,300	3,350
Unamortized debt discount				(1)	(1)
Unamortized debt issuance costs				(22)	(25)
Long-term debt, net				$3,277	$3,324
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
Borrowings under the Revolving Credit Facility, if any, are used for general corporate purposes, acquisitions, and letter of credit issuances to support our operations and liquidity. Revolving Credit Facility issuance and amendment costs, net of amortization, of $5 million and $6 million as of September 30, 2026 and December 31, 2025, respectively, are included in other noncurrent assets in our Consolidated Statements of Financial Position and are being amortized over the remaining term of the Revolving Credit Facility.
The credit agreements governing the Revolving Credit Facility and Guardian Term Loan include financial covenants that must be maintained. The Revolving Credit Facility requires DT Midstream to maintain a maximum consolidated net leverage ratio of 5 to 1, except that the Company may elect to temporarily increase the maximum consolidated net leverage ratio to 5.5 to 1 for a period of up to three fiscal quarters following the consummation of an acquisition or investment involving consideration exceeding $50 million. The Guardian Term Loan requires Guardian to maintain a maximum leverage ratio of 4.5 to 1. As of September 30, 2026, DT Midstream and Guardian were in compliance with these financial covenants.

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
Guarantees
In certain limited circumstances, we enter into contractual guarantees. We may guarantee another entity's obligation in the event it fails to perform and may provide guarantees in certain indemnification agreements. We did not have any guarantees of other parties' obligations as of September 30, 2026.
Surety Bonds
In certain limited circumstances, we enter into contracts that require us to obtain external surety bonds to secure our payment and performance. We agree to indemnify the issuers of these surety bonds for amounts, if any, paid by them under these agreements. In the event that any surety bonds are called for non-performance, we would be obligated to reimburse the issuer of the surety bond. The maximum potential indemnification under our surety bond agreements as of September 30, 2026 is $11 million.
Vector Line of Credit
We are the lender under a revolving term credit facility to Vector, the borrower, in the amount of CAD $70 million. The credit facility was executed in response to the passage of Canadian regulations requiring oil and gas pipelines to demonstrate their financial ability to respond to a catastrophic event and exists for the sole purpose of satisfying these regulations. Vector may only draw upon the facility if the funds are required to respond to a catastrophic event. The maximum potential payout as of September 30, 2026 is USD $49 million. The funding of a loan under the terms of the revolving term credit facility is considered remote.
Clean Fuels Gathering Contingent Payments
A gas supply agreement at Clean Fuels Gathering requires contingent payments from DT Midstream of up to $34 million upon the completion of certain milestones, including cumulative production and income tax credits, and variable payments under a sharing mechanism. One milestone was achieved in 2024 related to verification of gas production volumes and $10 million was paid and recorded as a prepaid asset. No additional milestones have been achieved as of September 30, 2026. The remaining unamortized prepaid asset is $1 million and $7 million in current and long-term other assets, respectively, in DT Midstream's Consolidated Statements of Financial Position as of September 30, 2026.
Contingent Liability
In order to comply with certain state environmental regulations, we have an obligation to restore pipeline right-of-way slope failures that may arise in the ordinary course of business in the Utica and Marcellus formations. We completed evaluations of all locations, which were prioritized based on the severity and proximity of the slope failures, and used updated cost information to assess the adequacy of the estimate for the contingent liability accrual. As of December 31, 2025, the Company had accrued contingent liabilities of $2 million for future slope restoration expenditures, which were included in other current liabilities in the Consolidated Statements of Financial Position. Based on evaluations during the three months ended June 30, 2026, we determined that the remaining contingent liability for future slope restoration expenditures was no longer required. As a result, there is no remaining accrued contingent liability for future slope restorations as of September 30, 2026.

DT Midstream, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

Stonewall Litigation
On November 27, 2024, Antero Resources Corporation ("Antero") filed a lawsuit against Stonewall regarding the application of certain rate provisions under the Agreement between the parties dated June 20, 2014. On December 12, 2025, the Eleventh Division of the Business Court of Texas issued an Order granting Antero’s Motion for Summary Judgment related to one aspect of the dispute. On January 12-16, 2026, trial was held on the remaining issues. On April 2, 2026, an Order was issued related to the application of the aforementioned rate provisions resulting in no damages awarded to Antero. Both parties have the right to appeal this Order. On October 28, 2026, the Eleventh Division of the Business Court of Texas issued a Final Order Assessing Attorney’s Fees awarding Antero a portion of its requested attorney’s fees and costs.
Stonewall intends to continue to defend against Antero’s claim and intends to appeal this award of attorney’s fees and costs. The Company deems the probability of loss related to the award of attorney’s fees and costs to be reasonably possible, and the range of estimated loss to be $0 to $4.9 million. No contingent liability has been recorded in the accompanying Consolidated Financial Statements related to this matter. While the ultimate outcome cannot be predicted with certainty, the Company does not believe an unfavorable resolution would have a material adverse effect on the Company’s financial position, results of operations, or cash flows.
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

DT Midstream, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

Financial data for our business segments follows:

	Three Months Ended September 30, 2026
	Pipeline	Gathering	Total Reportable Segments	Eliminations	Total Consolidated
	(millions)
Revenues
Operating revenues	$182	$161	$343	$(7)	$336
Operating Expenses
Operation and maintenance	36	60	96	(7)	89
Depreciation and amortization	29	42	71	—	71
Taxes other than income	8	3	11	—	11
Asset losses and impairments, net	2	—	2	—	2
Other (Income) and Deductions
Interest expense	14	26	40	—	40
Interest income	(1)	(1)	(2)	—	(2)
Earnings from equity method investees	(34)	—	(34)	—	(34)
Gain from financing activities	—	(1)	(1)	—	(1)
Other income	(2)	(1)	(3)	—	(3)
Income tax expense	33	8	41	—	41
Less: Net Income Attributable to Noncontrolling Interests	4	—	4	—	4
Net Income Attributable to DT Midstream	$93	$25	$118	$—	$118

Capital expenditures	$60	$31	$91	$—	$91

	Three Months Ended September 30, 2025
	Pipeline	Gathering	Total Reportable Segments	Eliminations	Total Consolidated
	(millions)
Revenues
Operating revenues	$169	$145	$314	$—	$314
Operating Expenses
Operation and maintenance	32	52	84	—	84
Depreciation and amortization	27	38	65	—	65
Taxes other than income	7	3	10	—	10
Other (Income) and Deductions
Interest expense	14	26	40	—	40
Interest income	—	(1)	(1)	—	(1)
Earnings from equity method investees	(34)	—	(34)	—	(34)
Other income	—	(3)	(3)	—	(3)
Income tax expense	28	7	35	—	35
Less: Net Income Attributable to Noncontrolling Interests	3	—	3	—	3
Net Income Attributable to DT Midstream	$92	$23	$115	$—	$115

Capital expenditures	$63	$80	$143	$—	$143

DT Midstream, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

	Nine Months Ended September 30, 2026
	Pipeline	Gathering	Total Reportable Segments	Eliminations	Total Consolidated
	(millions)
Revenues
Operating revenues	$550	$485	$1,035	$(20)	$1,015
Operating Expenses
Operation and maintenance	110	174	284	(20)	264
Depreciation and amortization	86	122	208	—	208
Taxes other than income	25	13	38	—	38
Asset losses and impairments, net	2	1	3	—	3
Other (Income) and Deductions
Interest expense	42	80	122	—	122
Interest income	(2)	(2)	(4)	—	(4)
Earnings from equity method investees	(110)	—	(110)	—	(110)
Gain from financing activities	(1)	(1)	(2)	—	(2)
Other income	(5)	(1)	(6)	—	(6)
Income tax expense	104	26	130	—	130
Less: Net Income Attributable to Noncontrolling Interests	12	—	12	—	12
Net Income Attributable to DT Midstream	$287	$73	$360	$—	$360

Capital expenditures	$150	$124	$274	$—	$274

	September 30, 2026
Investments in equity method investees	$1,220	$—	$1,220	$—	$1,220
Total Assets	$5,516	$4,816	$10,332	$—	$10,332

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

DT Midstream, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

Rate Case Settlements
As of September 30, 2026, there were no open FERC rate proceedings for the DTM Interstate Transportation pipelines. A prior approved rate proceeding for Guardian included reductions in maximum tariff rates effective April 1, 2025 and April 1, 2026.
On September 30, 2026, the FERC approved a Pre-Filing Stipulation and Settlement Agreement for Guardian. The agreement provides for a two-phase increase in maximum tariff rates, with Phase 1 effective October 1, 2026 and Phase 2 effective July 1, 2027, or the first day of the month following the in-service date of the Bluff Creek Replacement project, whichever is later. It also establishes a rate moratorium through November 1, 2029 and requires Guardian to file a Natural Gas Act Section 4 general rate case for new rates that become effective no later than November 1, 2031, subject to certain settlement-related exceptions.
NOTE 13 — SUBSEQUENT EVENT
Dividend Declaration
On October 29, 2026, we announced that our Board of Directors declared a quarterly dividend of $0.88 per share of common stock. The dividend is payable to our stockholders of record as of December 15, 2026 and is expected to be paid on January 15, 2027.

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
For purposes of the following discussion, any increases or decreases refer to the comparison of the three months ended September 30, 2026 to the three months ended June 30, 2026, and the nine months ended September 30, 2026 to the nine months ended September 30, 2025, as applicable. The following table summarizes our consolidated financial results:

	Three Months Ended		Nine Months Ended
	September 30,	June 30,	September 30,	September 30,
	2026	2026	2026	2025
	(millions, except per share amounts)
Operating revenues	$336	$343	$1,015	$926
Net Income Attributable to DT Midstream	118	112	360	330
Diluted Earnings per Common Share	$1.16	$1.09	$3.51	$3.22

	Three Months Ended		Nine Months Ended
	September 30,	June 30,	September 30,	September 30,
	2026	2026	2026	2025
	(millions)
Net Income Attributable to DT Midstream
Pipeline	$93	$86	$287	$277
Gathering	25	26	73	53
Total	$118	$112	$360	$330
Pipeline
The Pipeline segment consists of our interstate pipelines, intrastate pipelines, storage systems, gathering lateral pipelines and compression and surface facilities. This segment also includes our equity method investments. Pipeline results and outlook are discussed below:

	Three Months Ended		Nine Months Ended
	September 30,	June 30,	September 30,	September 30,
	2026	2026	2026	2025
	(millions)
Operating revenues	$182	$183	$550	$514
Operation and maintenance	36	39	110	98
Depreciation and amortization	29	28	86	83
Taxes other than income	8	8	25	23
Asset losses and impairments, net	2	—	2	—
Operating Income	107	108	327	310
Interest expense	14	14	42	38
Interest income	(1)	—	(2)	(1)
Earnings from equity method investees	(34)	(33)	(110)	(101)
Gain from financing activities	—	(1)	(1)	—
Other income	(2)	(3)	(5)	—
Income tax expense	33	41	104	87
Net Income	97	90	299	287
Less: Net Income Attributable to Noncontrolling Interests	4	4	12	10
Net Income Attributable to DT Midstream	$93	$86	$287	$277

Operating revenues increased $36 million for the nine months ended September 30, 2026 primarily due to higher Stonewall inter-segment revenue from the MVP expansion of $20 million, higher LEAP revenue of $16 million from new customer and firm service contracts and higher production-related revenue, and higher volumes on Viking of $5 million.
Operation and maintenance expense increased $12 million for the nine months ended September 30, 2026 primarily due to higher production-related operating expenses on LEAP of $6 million and higher pipeline integrity evaluation expenses on DTM Interstate Transportation of $3 million.
Depreciation and amortization expense increased $3 million for the nine months ended September 30, 2026 primarily due to assets placed into service at LEAP and Stonewall.
Earnings from equity method investees increased $9 million for the nine months ended September 30, 2026 primarily due to higher short-term contract revenues and lower expenses at Vector of $5 million.
Other income increased $5 million for the nine months ended September 30, 2026 primarily due to higher equity AFUDC.
Income tax expense decreased $8 million for the three months ended September 30, 2026 primarily due to a decrease in the effective tax rate. Income tax expense increased $17 million for the nine months ended September 30, 2026 due to an increase in the effective tax rate and higher income before income taxes. See Note 7, "Income Taxes" to the Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.
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

Gathering
The Gathering segment includes gathering systems, related treatment plants and compression and surface facilities. Gathering results and outlook are discussed below:

	Three Months Ended		Nine Months Ended
	September 30,	June 30,	September 30,	September 30,
	2026	2026	2026	2025
	(millions)
Operating revenues	$161	$168	$485	$412
Operation and maintenance	60	59	174	144
Depreciation and amortization	42	40	122	108
Taxes other than income	3	4	13	12
Asset losses and impairments, net	—	—	1	—
Operating Income	56	65	175	148
Interest expense	26	28	80	82
Interest income	(1)	(1)	(2)	(1)
Gain from financing activities	(1)	—	(1)	—
Other income	(1)	—	(1)	(3)
Income tax expense	8	12	26	17
Net Income Attributable to DT Midstream	$25	$26	$73	$53
Operating revenues decreased $7 million for the three months ended September 30, 2026 primarily due to lower Appalachia Gathering volumes of $4 million. Operating revenues increased $73 million for the nine months ended September 30, 2026 primarily due to higher volumes of $34 million and higher recovery of production-related operating expenses of $6 million on Blue Union Gathering, higher Appalachia Gathering volumes of $23 million, higher Tioga Gathering volumes of $8 million, and higher volumes on Ohio Utica Gathering of $7 million, partially offset by lower Susquehanna Gathering volumes of $7 million.
Operation and maintenance expense increased $30 million for the nine months ended September 30, 2026 primarily due to higher inter-segment fees at Appalachia Gathering from the MVP expansion of $20 million and higher production-related operating expenses at Blue Union Gathering of $13 million.
Depreciation and amortization expense increased $14 million for the nine months ended September 30, 2026 primarily due to assets placed into service at Blue Union Gathering, Clean Fuels Gathering, Ohio Utica Gathering, and Appalachia Gathering.
Income tax expense decreased $4 million for the three months ended September 30, 2026 due to a decrease in the effective tax rate and lower income before income taxes. Income tax expense increased $9 million for the nine months ended September 30, 2026 due to higher income before income taxes and an increase in the effective tax rate. See Note 7, "Income Taxes" to the Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.
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

	Nine Months Ended
	September 30,
	2026	2025
	(millions)
Cash and Cash Equivalents at Beginning of Period	$54	$68
Net cash and cash equivalents from operating activities	777	706
Net cash and cash equivalents used for investing activities	(244)	(254)
Net cash and cash equivalents used for financing activities	(356)	(422)
Net Increase in Cash and Cash Equivalents	177	30
Cash and Cash Equivalents at End of Period	$231	$98
For purposes of the following discussion, any increases or decreases refer to the comparison of the nine months ended September 30, 2026 to the nine months ended September 30, 2025.
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
Net cash and cash equivalents from operating activities increased $71 million for the nine months ended September 30, 2026 primarily due to an increase in operating income of $64 million after adjustment for non-cash items including depreciation and amortization expense, stock-based compensation, and amortization of operating lease right-of-use assets, an increase in dividends received from equity method investees of $8 million, and increases in net working capital changes of $5 million, partially offset by an increase in cash paid for income taxes, net of refunds received, of $6 million.
Investing Activities
Cash outflows associated with our investing activities are primarily the result of plant and equipment expenditures, acquisitions, and contributions to equity method investees. Cash inflows from our investing activities are generated from proceeds from sale or collection of notes receivable, distributions received from equity method investees, and proceeds from asset sales.

Net cash and cash equivalents used for investing activities decreased $10 million for the nine months ended September 30, 2026 primarily due to a decrease in plant and equipment expenditures of $21 million, and higher distributions received from equity method investees of $13 million, partially offset by higher contributions to equity method investees of $14 million, and a purchase price adjustment for the Midwest Pipeline Acquisition in 2025 of $10 million.
Financing Activities
DT Midstream paid cash dividends on common stock of $262 million and $241 million during the nine months ended September 30, 2026 and 2025, respectively. See Note 6, "Earnings Per Share and Dividends" to the Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.
Net cash and cash equivalents used for financing activities decreased $66 million for the nine months ended September 30, 2026 primarily due to lower net repayments under the Revolving Credit Facility of $150 million, and net proceeds received from the issuance of the Guardian Term Loan of $149 million, partially offset by repurchases of the 2029 Notes and 2031 Notes of $197 million, higher dividends paid on common stock of $21 million, higher stock-based compensation tax withholding payments of $8 million, and lower contributions from noncontrolling interests of $6 million.
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
Our sources of liquidity include cash and cash equivalents generated from operating activities and available borrowings under our Revolving Credit Facility. As of September 30, 2026, we had $17 million of letters of credit outstanding and no borrowings outstanding under our Revolving Credit Facility. We had approximately $1.2 billion of available liquidity as of September 30, 2026, consisting of Cash and cash equivalents and available borrowings under our Revolving Credit Facility.
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
The credit agreements covering the Revolving Credit Facility and Guardian Term Loan include financial covenants that must be maintained. We are in compliance with these covenants as of September 30, 2026. See Note 9, "Debt" to the Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.
CAPITAL INVESTMENTS
Capital spending within our Company is primarily for ongoing maintenance and expansion of our existing assets, and if identified, attractive growth opportunities. We have been disciplined in our capital deployment and make growth investments that meet our criteria in terms of strategy, management skills, and identified risks and expected returns. All potential investments are analyzed for their rates of return and cash payback on a risk-adjusted basis. Our total capital investments were $291 million for the nine months ended September 30, 2026, inclusive of $17 million in contributions to equity method investees and $274 million in plant and equipment expenditures. These were primarily related to investments on Guardian, Blue Union Gathering, Appalachia Gathering, Midwestern, Viking and Ohio Utica Gathering. We anticipate total capital investments, inclusive of contributions to equity method investees and plant and equipment expenditures, for the year ended December 31, 2026 of approximately $450 million to $510 million.

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
OFF-BALANCE SHEET ARRANGEMENTS
We are party to off-balance sheet arrangements, which include our equity method investments. See Note 1, "Description of the Business and Basis of Presentation—Equity Method Investments" to the Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q for further discussion of the nature, purpose and other details of such agreements.
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
Our key customer, Expand Energy, is investment grade. We engage with other customers that are sub-investment grade. These customers are otherwise considered creditworthy or are required to make prepayments or provide security to satisfy credit concerns. We regularly monitor for bankruptcy proceedings that may impact our customers and had no bankruptcy proceedings during the nine months ended September 30, 2026.
Interest Rate Risk
We are subject to interest rate risk in connection with floating rate debt borrowings under our Revolving Credit Facility and the Guardian Term Loan. Our exposure to interest rate risk arises primarily from changes in SOFR. As of September 30, 2026, we had $150 million of floating rate debt outstanding related to the variable rate Guardian Term Loan and no borrowings outstanding under our Revolving Credit Facility. See Note 9, "Debt" to the Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.

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
Summary of Sensitivity Analysis
A sensitivity analysis was performed on the fair values of our long-term debt obligations. The sensitivity analysis involved increasing and decreasing interest rates as of September 30, 2026 by a hypothetical 10% and calculating the resulting change in the fair values. We have no debt maturing until 2029, as described in Note 9, "Debt" to the Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q. The hypothetical losses related to long-term debt would be realized only if we transferred all of our fixed-rate long-term debt to other creditors. The results of the sensitivity analysis are as follows:

	Assuming a 10% Increase in Rates	Assuming a 10% Decrease in Rates	Change in the Fair Value of
Activity	As of September 30, 2026
	(millions)
Interest rate risk	$(77)	$79	Long-term debt
Item 4. Controls and Procedures
(a) Evaluation of disclosure controls and procedures
Management of DT Midstream carried out an evaluation, under the supervision and with the participation of DT Midstream's Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of DT Midstream's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2026, which is the end of the period covered by this report. Based on this evaluation, DT Midstream's CEO and CFO have concluded that such disclosure controls and procedures are effective in providing reasonable assurance that information required to be disclosed by DT Midstream in reports that it files or submits under the Exchange Act (i) is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms and (ii) is accumulated and communicated to DT Midstream's management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Due to the inherent limitations in the effectiveness of any disclosure controls and procedures, management cannot provide absolute assurance that the objectives of our disclosure controls and procedures will be attained.
(b) Changes in internal control over financial reporting
There have been no changes in DT Midstream's internal control over financial reporting during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, DT Midstream's internal control over financial reporting.

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
Item 5. Other Information
During the three months ended September 30, 2026, none of the Company’s directors or executive officers adopted, modified or terminated a "Rule 10b5-1 trading arrangement" or any "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408 of Regulation S-K.

Item 6. Exhibits

Exhibit Number	Description

(i) Exhibits incorporated by reference:

3.1	Certificate of Incorporation of DT Midstream, Inc. (incorporated by reference to Exhibit 3.1 to DT Midstream's Current Report on Form 8-K filed July 1, 2021)

3.2	Certificate of Amendment to the Certificate of Incorporation of DT Midstream, Inc. (incorporated by reference to Exhibit 3.1 to DT Midstream's Current Report on Form 8-K filed May 9, 2025)

3.3	Second Amended and Restated Bylaws of DT Midstream, Inc., effective May 9, 2025 (incorporated by reference to Exhibit 3.3 to DT Midstream's Quarterly Report on Form 10-Q filed July 31, 2025)

4.1	Indenture, dated as of June 9, 2021, among DT Midstream, Inc., the Guarantors and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to DT Midstream's Form 8-K filed June 10, 2021)

4.2	Indenture, dated as of April 11, 2022, among DT Midstream, Inc., the Guarantors and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.1 to DT Midstream's Current Report on Form 8-K filed April 11, 2022)

4.3	Pari Passu Intercreditor Agreement, dated as of April 11, 2022, among DT Midstream, Inc., the Guarantors, Barclays Bank PLC, as Credit Agreement Agent, and U.S. Bank Trust Company, National Association, as Notes Collateral Agent (incorporated by reference to Exhibit 4.2 to DT Midstream's Current Report on Form 8-K filed April 11, 2022)

4.4	First Supplemental Indenture, dated as of August 12, 2024, among DT Midstream, Inc., the Guarantors and U.S. Bank Trust Company, National Association, as Trustee and Notes Collateral Agent (incorporated by reference to Exhibit 4.4 to DT Midstream's Quarterly Report on Form 10-Q filed on October 29, 2024)

4.5	Indenture, dated as of December 6, 2024, among DT Midstream, Inc., the Guarantors and U.S. Bank Trust Company, National Association, as Trustee and Notes Collateral Agent (incorporated by reference to Exhibit 4.1 to DT Midstream's Current Report on Form 8-K filed on December 6, 2024)

4.6	First Supplemental Indenture, dated as of January 30, 2025, among DT Midstream, Inc., the Guaranteeing Subsidiaries and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.1 to DT Midstream's Annual Report on Form 10-K filed February 26, 2025)

4.7	Second Supplemental Indenture, dated as of January 30, 2025, among DT Midstream, Inc., the Guaranteeing Subsidiaries and U.S. Bank Trust Company, National Association, as trustee and Notes Collateral Agent (incorporated by reference to Exhibit 4.2 to DT Midstream's Annual Report on Form 10-K filed February 26, 2025)

4.8	First Supplemental Indenture, dated as of January 30, 2025, among DT Midstream, Inc., the Guaranteeing Subsidiaries and U.S. Bank Trust Company, National Association, as trustee and Notes Collateral Agent (incorporated by reference to Exhibit 4.3 to DT Midstream's Annual Report on Form 10-K filed February 26, 2025)

10.1	Credit Agreement, dated as of April 30, 2026, among Guardian Pipeline, L.L.C., the Lenders party thereto and PNC Bank, National Association, as Administrative Agent (incorporated by reference to Exhibit 10.1 to DT Midstream's Quarterly Report on Form 10-Q filed July 30, 2026)

(ii) Exhibits filed herewith:

31.1	Chief Executive Officer Section 302 Form 10-Q Certification of Periodic Report

31.2	Chief Financial Officer Section 302 Form 10-Q Certification of Periodic Report

95.1	Mine Safety Disclosure

Exhibit Number	Description

101.INS	XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

(iii) Exhibits furnished herewith:

32.1	Chief Executive Officer Section 906 Form 10-Q Certification of Periodic Report

32.2	Chief Financial Officer Section 906 Form 10-Q Certification of Periodic Report

Signature
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	October 29, 2026
DT MIDSTREAM, INC.

		By:	/S/ JOSEPH P. FINLAND
Joseph P. Finland Chief Accounting Officer
(Duly Authorized Officer)